Form 10-Q
period 2015-03-31
Atlantic Alliance Partnership Corp.
filed 2015-06-12
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37360

Atlantic Alliance Partnership Corp.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 409-2434
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of June 12, 2015, the registrant had 10,387,813 ordinary shares outstanding.

Atlantic Alliance Partnership Corp.

Quarterly Report on Form 10-Q

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheet

As of March 31, 2015

(Unaudited)

ASSETS
Current asset - cash and cash equivalents	$9,977
Deferred offering costs	110,961
Total Assets	$120,938

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accrued formation costs	$3,240
Promissory note - related party	95,938
Total Liabilities	99,178

Commitments and Contingencies

Shareholder's Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 2,156,250 shares issued and outstanding (1)	25,000
Accumulated deficit	(3,240)
Total Shareholder's Equity	21,760

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$120,938

(1)	Includes an aggregate of 281,250 shares held by the initial shareholder that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 4 and 5).

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statement of Operations

For the period from January 14, 2015 (inception) through March 31, 2015

(Unaudited)

Formation costs	$3,240
Net Loss	$(3,240)

Weighted average shares outstanding, basic and diluted (1)	$1,875,000
Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of 281,250 shares held by the initial shareholder that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 4 and 5).

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statement of Changes in Shareholder’s Equity

For the period from January 14, 2015 (inception) through March 31, 2015

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Deficit	Equity
Balance – January 14, 2015 (Inception)	-	$-	$-	$-

Ordinary shares issued to initial shareholder (1)	2,156,250	25,000	-	25,000

Net loss	-	-	(3,240)	(3,240)

Balance – March 31, 2015	2,156,250	$25,000	$(3,240)	$21,760

(1)	Includes an aggregate of 281,250 shares held by the initial shareholder that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 4 and 5).

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statement of Cash Flows

For the period from January 14, 2015 (inception) through March 31, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued formation costs	3,240
Net cash used in operating activities	-

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Payment of offering costs	(15,023)
Net cash provided by financing activities	9,977

Net Change in Cash and Cash Equivalents	9,977
Cash and Cash Equivalents – Beginning	-
Cash and Cash Equivalents – Ending	$9,977

Non-cash investing and financing activities:
Payment of offering costs through issuance of related party promissory note	$95,938

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Alliance Partnership Corp. (the “Company”) is a newly organized blank check company incorporated in the British Virgin Islands on January 14, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

At March 31, 2015, the Company had not yet commenced any operations. All activity through March 31, 2015 related to the Company’s formation and its Initial Public Offering, which is described below.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on April 28, 2015. On May 4, 2015, the Company consummated the Initial Public Offering of 7,687,500 ordinary shares, no par value per share (“Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, at $10.00 per Public Share, generating gross proceeds of $76,875,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 778,438 ordinary shares (the “Private Placement Shares”) at a price of $10.00 per share in a private placement to the Company’s sponsor, AAP Sponsor (PTC) Corp., a British Virgin Islands company (“AAP Sponsor”), generating gross proceeds of $7,784,380, which is described in Note 3.

Transaction costs amounted to $5,848,382, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $467,132 of Initial Public Offering costs. In addition, $535,323 of cash was held outside of the Trust Account and was available for working capital purposes.

Following the closing of the Initial Public Offering on May 4, 2015, an amount of $80,718,750 ($10.50 per share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement Shares was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Public Shares are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The per-share price of the Public Shares to be redeemed (initially $10.50 per share), payable in cash, will be equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares. The per-share amount to be distributed to investors who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s initial shareholder has agreed to waive its redemption rights with respect to its founder shares (as defined in Note 4), Private Placement Shares and Public Shares in connection with the completion of a Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval, it will complete a Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholder has agreed to vote its founder shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, the Company’s Amended Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering (“Excess Shares”). However, the Company would not be restricting the shareholders’ ability to vote all of their shares (including Excess Shares) for or against a Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of the laws of the British Virgin Islands and other applicable law.

The initial shareholder has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares and Private Placement Shares if the Company fails to complete a Business Combination during the Combination Period. However, if the initial shareholder acquires Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.50 per share initially held in the Trust Account. In order to protect the amounts held in the trust account, Messrs. Jonathan Goodwin, Mark Klein, Waheed Alli and Jonathan Mitchell, the Company’s management team, have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Goodwin, Klein, Alli and Mitchell will not be responsible to the extent of any liability for such third party claims.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the period from January 14, 2015 (inception) through December 31, 2015 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2015.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $5,848,382 were charged to shareholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). At March 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2015, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of March 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as discussed elsewhere, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, AAP Sponsor purchased an aggregate of 778,438 Private Placement Shares at a purchase price of $10.00 per share from the Company in a private placement. The proceeds from the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Shares will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law). The Private Placement Shares are identical to the founder shares, except that AAP Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares until the date that is 30 days after the date the Company completes a Business Combination.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2015, the Company issued 2,156,250 ordinary shares to the AAP Sponsor (the “founder shares”) for an aggregate purchase price of $25,000. The 2,156,250 founder shares included an aggregate of up to 281,250 shares subject to forfeiture by the initial shareholder (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to exercise their over-allotment option to purchase 187,500 ordinary shares on May 4, 2015 (see Note 5), 46,875 founder shares were no longer subject to forfeiture. The remaining portion of the underwriters’ over-allotment was extinguished; accordingly, 234,375 founder shares were forfeited. The founder shares are identical to the Public Shares sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) the initial shareholder has agreed (i) to waive its redemption rights with respect to its founder shares, Private Placement Shares and Public Shares purchased during or after the Initial Public Offering in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period.

The founder shares may not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination or earlier if, subsequent to a Business Combination, (i) the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-Up Period”).

Promissory Notes - Related Party

The Company entered into a promissory note with Lepe Partners LLP (“Lepe Partners”), pursuant to which Lepe Partners loaned the Company $100,000 (“Promissory Note”) to be used for the payment of costs associated with the Initial Public Offering. The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2015 or the closing of the Initial Public Offering. As of March 31, 2015, Lepe Partners loaned the Company $95,938. Subsequent to March 31, 2015, Lepe Partners loaned the Company an additional $4,062. The Promissory Note was repaid on May 4, 2015.

In order to finance transaction costs in connection with a Business Combination, AAP Sponsor or an affiliate of AAP Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of Working Capital Loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. The terms of such Working Capital Loans by the officers and directors, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans.

Advances - Related Party

Subsequent to March 31, 2015, Lepe Partners and Mr. Klein advanced an aggregate of $73,287 to the Company and certain of the Company’s vendors for Initial Public Offering Costs. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances on May 4, 2015.

NOTE 5. COMMITMENTS & CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on April 28, 2015 with the holders of the founder shares and Private Placement Shares, the holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities and shares that may be issued upon conversion of Working Capital Loans. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional ordinary shares to cover over-allotments, if any, at the Initial Public Offering price. On May 4, 2015, simultaneously with the consummation of the Initial Public Offering, the underwriters elected to exercise their over-allotment option to purchase 187,500 ordinary shares at a purchase price of $10.00 per share. The remaining option to purchase up to 937,500 ordinary shares was extinguished and unexercised by the underwriters.

The underwriters are entitled to an underwriting discount of 7.0%, of which three and one-half percent (3.5%), or $2,690,625, was paid in cash at the closing of the Initial Public Offering on May 4, 2015, and up to three and one-half percent (3.5%) has been deferred. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2015, there were 2,156,250 issued and outstanding, of which 281,250 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Sponsor would own founder shares equal to 20% of the issued and outstanding founder shares and public shares after the Initial Public Offering (assuming it did not purchase any shares in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option to purchase 187,500 ordinary shares on May 4, 2015 (see Note 5), 46,875 founder shares were no longer subject to forfeiture. The remaining portion of the underwriters’ over-allotment was extinguished; accordingly, 234,375 founder shares were forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report to “we,” “us” or the “Company” refer to Atlantic Alliance Partnership Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “AAP Sponsor” refer to AAP Sponsor (PTC) Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 14, 2015 in the British Virgin Islands and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities. We intend to effectuate our business combination using cash from the proceeds of our Initial Public Offering and a sale of ordinary shares in a private placement that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of existing shareholders;

•	may subordinate the rights of holders of our ordinary shares if preferred stock is issued with rights senior to those afforded our ordinary shares;

•	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

•	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2015 were organizational activities and those necessary to prepare for the Initial Public Offering described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and securities held after the Initial Public Offering, which we expect to be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 14, 2015 (inception) through March 31, 2015, we had a net loss of $3,240 and incurred costs of $110,961 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet at March 31, 2015.

The Company’s entire activity from January 14, 2015 (inception) through March 31, 2015, was in preparation for the Initial Public Offering, which was consummated on May 4, 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $9,977. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsors, monies loaned by a related party under a certain unsecured promissory note and advances from related parties.

Subsequent to the quarterly period covered by this Quarterly Report, on May 4, 2015, we consummated the Initial Public Offering of 7,687,500 ordinary shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, at a price of $10.00 per share generating gross proceeds of $76,875,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of 778,438 ordinary shares to our Sponsor, generating gross proceeds of $7,784,380. Following the Initial Public Offering, a total of $80,718,750 was placed into a Trust Account and we had $535,323 of cash held outside of the Trust Account and available for working capital purposes. We incurred $5,848,382 in Initial Public Offering related costs, including $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the Trust Account) and $467,132 of Initial Public Offering Costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net of taxes payable), excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement shares. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our ordinary shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policies:

Income taxes

We comply with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We determined that the British Virgin Islands is our only major tax jurisdiction. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2015, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of March 31, 2015. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. We are subject to income tax examinations by major taxing authorities since inception.

We may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. We do not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through March 31, 2015 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at March 31, 2015.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our final prospectus dated April 28, 2015 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus dated April 28, 2015 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In January 2015, the Sponsor purchased an aggregate of 2,156,250 Ordinary Shares, for an aggregate offering price of $25,000, at an average purchase price of approximately $0.01 per share. Up to 281,250 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option in connection with the Initial Public Offering was exercised. On May 4, 2015, the Sponsor returned to the Company an aggregate of 234,375 founder shares, which were cancelled by the Company, because the underwriters’ exercised a portion of their over-allotment option, in the amount of 187,500 shares. The number of founder shares issued, and the number of founder shares subsequently returned, was determined based on the expectation that such founder shares would represent 20% of the outstanding founder and public shares upon completion of the Initial Public Offering. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

Subsequent to the quarterly period covered by this Report, on May 4, 2015, we consummated our Initial Public Offering of 7,687,500 Ordinary Shares, which included a partial exercise by the underwriters’ of their over-allotment option in the amount of 187,500 Ordinary Shares. The Ordinary Shares in the Initial Public Offering were sold at an offering price of $10.00 per share, generating total gross proceeds of $76,875,000. Citigroup acted as the sole book-running manager for the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-202235). The SEC declared the registration statement effective on April 28, 2015.

We paid a total of $2,690,625 in underwriting discounts and commissions and approximately $467,132 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,690,625 in underwriting discounts and commissions, and this amount will be payable upon consummation of the Business Combination. Concurrently with the closing of the Initial Public Offering, we repaid our Sponsor and other members of management $173,287 in satisfaction of certain outstanding promissory notes and advances.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $2,690,625 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement was $81,501,623, of which $80,718,750 (or approximately $10.50 per share sold in the public offering) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

# Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: June 12, 2015	/s/ Jonathan Goodwin
Name: Jonathan Goodwin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2015	/s/ Jonathan Mitchell
Name: Jonathan Mitchell
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

