Form 10-Q
period 2015-06-30
Atlantic Alliance Partnership Corp.
filed 2015-07-31
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of July 31, 2015, the registrant had 10,387,813 ordinary shares outstanding.

Atlantic Alliance Partnership Corp.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheet

As of June 30, 2015

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$487,703
Prepaid expenses	275,784
Total Current Assets	763,487

Cash and securities held in Trust Account	80,728,708

TOTAL ASSETS	$81,492,195

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liability – Accounts payable and accrued expenses	$27,802
Deferred underwriting fees	2,690,625
Total Liabilities	2,718,427

Commitments and Contingencies
Ordinary shares subject to possible redemption, 7,025,206 shares at redemption value	73,773,767

Shareholders' Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 3,362,607 shares issued and outstanding (excluding 7,025,206 shares subject to possible redemption)	5,062,231
Accumulated deficit	(62,230)
Total Shareholders' Equity	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$81,492,195

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2015	For the Period from January 14, 2015 (inception) through June 30, 2015

Operating costs	$68,948	$72,188
Loss from operations	(68,948)	(72,188)

Other income:
Interest income	9,958	9,958
Net Loss	$(58,990)	$(62,230)

Weighted average shares outstanding, basic and diluted	7,207,202	4,798,074

Basic and diluted net loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statement of Changes in Shareholders’ Equity

For the period from January 14, 2015 (inception) through June 30, 2015

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 14, 2015 (Inception)	-	$-	$-	$-

Ordinary shares issued to initial shareholder	2,156,250	25,000	-	25,000

Sale of 7,500,000 ordinary shares, net of underwriters discount and offering expenses	7,500,000	69,282,868	-	69,282,868

Sale of 187,500 over-allotment ordinary shares to underwriters, net of underwriters discount	187,500	1,743,750	-	1,743,750

Sale of 778,438 Private Placement Shares	778,438	7,784,380	-	7,784,380

Forfeiture of 234,375 ordinary shares due to underwriters not exercising full over-allotment option	(234,375)	-	-	-

Ordinary shares subject to possible redemption	(7,025,206)	(73,773,767)	-	(73,773,767)

Net loss	-	-	(62,230)	(62,230)

Balance – June 30, 2015	3,362,607	$5,062,231	$(62,230)	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statement of Cash Flows

For the period from January 14, 2015 (inception) through June 30, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(62,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(9,958)
Changes in operating assets and liabilities:
Prepaid expenses	(275,784)
Accounts payable and accrued expenses	27,802
Net cash used in operating activities	(320,170)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(80,718,750)
Net cash used in investing activities	(80,718,750)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of ordinary shares, net of underwriting discounts paid	72,375,000
Proceeds from sale of Private Placement Shares	7,784,380
Proceeds from sale of over-allotment shares, net of underwriting discounts paid	1,809,375
Payment of offering costs	(338,845)
Proceeds from advances and promissory notes – related parties	45,000
Repayment of advances and promissory notes – related parties	(173,287)
Net cash provided by financing activities	81,526,623

Net Change in Cash and Cash Equivalents	487,703
Cash and Cash Equivalents - Beginning	-
Cash and Cash Equivalents - Ending	$487,703

Non-cash investing and financing activities:
Payment of offering costs pursuant to related party promissory note and advances	$128,287
Deferred underwriting fees	$2,690,625

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Alliance Partnership Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on January 14, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

At June 30, 2015, the Company had not yet commenced any operations. All activity through June 30, 2015 related to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $5,848,382, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $467,132 of Initial Public Offering costs. In addition, as of June 30, 2015, $487,703 of cash was held outside of the Trust Account and was available for working capital purposes.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on April 28, 2015, as well as the Company's Form 8-K, as filed with the SEC on May 8, 2015. The interim results for the three months ended June 30, 2015 and for the period from January 14, 2015 (inception) through June 30, 2015 are not necessarily indicative of the results to be expected for the period from January 14, 2015 (inception) through December 31, 2015 or for any future interim periods.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2015.

Cash and securities held in Trust Account

At June 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2015, ordinary shares subject to possible redemption in the amount of $73,773,767 (or 7,025,206 shares) is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $5,848,382 were charged to shareholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. As a result of the underwriters’ election to exercise their over-allotment option on May 4, 2015, 46,875 founder shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share. Ordinary shares subject to possible redemption at June 30, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2015, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of June 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued for potential recognition or disclosure. Any material events that occurred between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

JUNE 30, 2015

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

Promissory Notes - Related Party

The Company entered into a promissory note with Lepe Partners LLP (“Lepe Partners”), pursuant to which Lepe Partners loaned the Company $100,000 (“Promissory Note”) to be used for the payment of costs associated with the Initial Public Offering. The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2015 or the closing of the Initial Public Offering. The Promissory Note was repaid in full on May 4, 2015.

In order to finance transaction costs in connection with a Business Combination, AAP Sponsor or an affiliate of AAP Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of Working Capital Loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans.

Advances - Related Party

Lepe Partners and Mr. Klein advanced an aggregate of $73,287 to the Company and certain of the Company’s vendors for Initial Public Offering Costs. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances in full on May 4, 2015.

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

JUNE 30, 2015

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

The underwriters are entitled to an underwriting discount of 7.0%, or $5,381,250, of which three and one-half percent (3.5%), or $2,690,625, was paid in cash at the closing of the Initial Public Offering on May 4, 2015, and up to three and one-half percent (3.5%), or $2,690,625, has been deferred. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As a result of the underwriters’ election to exercise their over-allotment option to purchase 187,500 ordinary shares on May 4, 2015 (see Note 5), 46,875 founder shares were no longer subject to forfeiture. The remaining portion of the underwriters’ over-allotment was extinguished; accordingly, 234,375 founder shares were forfeited. At June 30, 2015, there were 3,362,607 ordinary shares issued and outstanding (excluding 7,025,206 ordinary shares subject to possible redemption).

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2015
Assets:
Cash and securities held in Trust Account	1	$80,728,708

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

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of existing shareholders;
●	may subordinate the rights of holders of our ordinary shares if preferred stock is issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;
●	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise additional capital, if needed, or to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to June 30, 2015 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2015 and for the period from January 14, 2015 (inception) through June 30, 2015, we had a net loss of $58,990 and $62,230, respectively, consisting of operating costs and target identification expenses.

Liquidity and Capital Resources

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

As of June 30, 2015, we had cash and securities held in the Trust Account of $80,728,708 (including $9,958 of cash and accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes. Through June 30, 2015, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a Business Combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of June 30, 2015, we had cash of $487,703 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a Business Combination and other general corporate uses. In addition, as of June 30, 2015, we had accounts payable and accrued expenses of $27,802.

For the period ended June 30, 2015, cash used in operating activities amounted to $320,170, mainly resulting from a net loss of $62,230 and an increase in our prepaid expenses. Included in our cash used in operating activities during the period ended June 30, 2015 are payment of our directors and officers liability insurance of $258,750, annual 2015 NASDAQ fees of $41,250 and transfer agent and trustee fees of $16,000.

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

In order to finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2015, ordinary shares subject to possible redemption in the amount of $73,773,767 (or 7,025,206 shares) are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering and the sale of the Private Placement Shares held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2015, simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 778,438 ordinary shares (the “Private Placement Shares”) at a purchase price of $10.00 per share from the Company in a private placement. The proceeds from the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: July 31, 2015	/s/ Jonathan Goodwin
Name: Jonathan Goodwin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2015	/s/ Jonathan Mitchell
Name: Jonathan Mitchell
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

