Form 10-Q
period 2015-09-30
Atlantic Alliance Partnership Corp.
filed 2015-10-28
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, the registrant had 10,387,813 ordinary shares outstanding.

Atlantic Alliance Partnership Corp.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheet

As of September 30, 2015

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$380,300
Prepaid expenses	215,462
Total Current Assets	595,762

Cash and securities held in Trust Account	80,744,856

TOTAL ASSETS	$81,340,618

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liability – Accounts payable and accrued expenses	$18,440
Deferred underwriting fees	2,690,625
Total Liabilities	2,709,065

Commitments and Contingencies
Ordinary shares subject to possible redemption, 7,010,262 shares at redemption value	73,631,552

Shareholders' Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 3,377,551 shares issued and outstanding (excluding 7,010,262 shares subject to possible redemption)	5,145,526
Accumulated deficit	(145,525)
Total Shareholders' Equity	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$81,340,618

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2015	For the Period from January 14, 2015 (inception) through September 30, 2015

Operating costs	$99,443	$171,631
Loss from operations	(99,443)	(171,631)

Other income:
Interest income	16,148	26,106
Net Loss	$(83,295)	$(145,525)

Weighted average shares outstanding, basic and diluted	3,362,607	2,732,689

Basic and diluted net loss per common share	$(0.02)	$(0.05)

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statement of Changes in Shareholders’ Equity

For the period from January 14, 2015 (inception) through September 30, 2015

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – January 14, 2015 (Inception)	-	$-	$-	$-

Ordinary shares issued to initial shareholder	2,156,250	25,000	-	25,000

Sale of 7,500,000 ordinary shares, net of underwriters discount and offering expenses	7,500,000	69,223,948	-	69,223,948

Sale of 187,500 over-allotment ordinary shares to underwriters, net of underwriters discount	187,500	1,743,750	-	1,743,750

Sale of 778,438 Private Placement Shares	778,438	7,784,380	-	7,784,380

Forfeiture of 234,375 ordinary shares due to underwriters not exercising full over-allotment option	(234,375)	-	-	-

Ordinary shares subject to possible redemption	(7,010,262)	(73,631,552)	-	(73,631,552)

Net loss	-	-	(145,525)	(145,525)

Balance – September 30, 2015	3,377,551	$5,145,526	$(145,525)	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statement of Cash Flows

For the period from January 14, 2015 (inception) through September 30, 2015

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(145,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Trust Account	(26,106)
Changes in operating assets and liabilities:
Prepaid expenses	(215,462)
Accounts payable and accrued expenses	18,440
Net cash used in operating activities	(368,653)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(80,718,750)
Net cash used in investing activities	(80,718,750)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of ordinary shares, net of underwriting discounts paid	72,375,000
Proceeds from sale of Private Placement Shares	7,784,380
Proceeds from sale of over-allotment shares, net of underwriting discounts paid	1,809,375
Payment of offering costs	(397,765)
Proceeds from advances and promissory notes – related parties	45,000
Repayment of advances and promissory notes – related parties	(173,287)
Net cash provided by financing activities	81,467,703

Net Change in Cash and Cash Equivalents	380,300
Cash and Cash Equivalents - Beginning	-
Cash and Cash Equivalents - Ending	$380,300

Non-cash investing and financing activities:
Payment of offering costs pursuant to related party promissory note and advances	$128,287
Deferred underwriting fees	$2,690,625

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

At September 30, 2015, the Company had not yet commenced any operations. All activity through September 30, 2015 related to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $5,907,302, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $526,052 of Initial Public Offering costs. In addition, as of September 30, 2015, $380,300 of cash was held outside of the Trust Account and was available for working capital purposes.

Following the closing of the Initial Public Offering on May 4, 2015, an amount of $80,718,750 ($10.50 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement Shares was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The per-share price of the Public Shares to be redeemed (initially $10.50 per Public Share), payable in cash, will be equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares. The per-share amount to be distributed to investors who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s initial shareholder has agreed to waive its redemption rights with respect to its founder shares (as defined in Note 4), Private Placement Shares and Public Shares in connection with the completion of a Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval, it will complete a Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The initial shareholder has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares and Private Placement Shares if the Company fails to complete a Business Combination during the Combination Period. However, if the initial shareholder acquires Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.50 per Public Share initially held in the Trust Account. In order to protect the amounts held in the trust account, Messrs. Jonathan Goodwin, Mark Klein, Waheed Alli and Jonathan Mitchell, the Company’s management team, have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Goodwin, Klein, Alli and Mitchell will not be responsible to the extent of any liability for such third party claims.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on April 28, 2015, as well as the Company's Form 8-K, as filed with the SEC on May 8, 2015. The interim results for the three months ended September 30, 2015 and for the period from January 14, 2015 (inception) through September 30, 2015 are not necessarily indicative of the results to be expected for the period from January 14, 2015 (inception) through December 31, 2015 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015.

Cash and securities held in Trust Account

At September 30, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2015, ordinary shares subject to possible redemption in the amount of $73,631,552 (or 7,010,262 shares) is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $5,907,302 were charged to shareholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. As a result of the underwriters’ election to exercise their over-allotment option on May 4, 2015, 46,875 founder shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share. Ordinary shares subject to possible redemption at September 30, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2015, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Promissory Notes - Related Party

The Company entered into a promissory note with Lepe Partners LLP (“Lepe Partners”), an affiliate of the Company’s President and Chief Executive Officer, pursuant to which Lepe Partners loaned the Company $100,000 (“Promissory Note”) to be used for the payment of costs associated with the Initial Public Offering. The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2015 or the closing of the Initial Public Offering. The Promissory Note was repaid in full on May 4, 2015.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. As a result of the underwriters’ election to exercise their over-allotment option to purchase 187,500 ordinary shares on May 4, 2015 (see Note 5), 46,875 founder shares were no longer subject to forfeiture. The remaining portion of the underwriters’ over-allotment was extinguished; accordingly, 234,375 founder shares were forfeited. At September 30, 2015, there were 3,377,551 ordinary shares issued and outstanding (excluding 7,010,262 ordinary shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2015
Assets:
Cash and securities held in Trust Account	1	$80,744,856

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. All activity from inception to September 30, 2015 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2015 and for the period from January 14, 2015 (inception) through September 30, 2015, we had a net loss of $83,295 and $145,525, respectively, consisting of operating costs and target identification expenses.

Liquidity and Capital Resources

On May 4, 2015, we consummated the Initial Public Offering of 7,687,500 ordinary shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, at a price of $10.00 per share generating gross proceeds of $76,875,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of 778,438 ordinary shares to our Sponsor, generating gross proceeds of $7,784,380. Following the Initial Public Offering, a total of $80,718,750 was placed into a Trust Account and we had $535,323 of cash held outside of the Trust Account and available for working capital purposes. We incurred $5,907,302 in Initial Public Offering related costs, including $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the Trust Account) and $526,052 of Initial Public Offering Costs.

As of September 30, 2015, we had cash and securities held in the Trust Account of $80,744,856 (including $26,106 of cash and accrued interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be available to us to pay taxes. Through September 30, 2015, we did not withdraw any funds from the interest earned on the Trust Account. Other than deferred underwriting fees payable in the event of a Business Combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of September 30, 2015, we had cash of $380,300 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a Business Combination and other general corporate uses. In addition, as of September 30, 2015, we had accounts payable and accrued expenses of $18,440.

For the period ended September 30, 2015, cash used in operating activities amounted to $368,653, mainly resulting from a net loss of $145,525 and an increase in our prepaid expenses. Included in our cash used in operating activities during the period ended September 30, 2015 are payment of our directors and officers liability insurance of $258,750, annual 2015 NASDAQ fees of $41,250 and transfer agent and trustee fees of $16,000.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2015, ordinary shares subject to possible redemption in the amount of $73,631,552 (or 7,010,262 shares) are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: October 28, 2015	/s/ Jonathan Goodwin
Name: Jonathan Goodwin
Title: Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2015	/s/ Jonathan Mitchell
Name: Jonathan Mitchell
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

