Form 10-K
period 2015-12-31
Atlantic Alliance Partnership Corp.
filed 2016-03-23
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37360

ATLANTIC ALLIANCE PARTNERSHIP CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

590 Madison Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 409-2434

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Ordinary Shares, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, based on its last reported sales price of $10.18 on the NASDAQ Capital Market, was approximately $83,883,000.

As of March 22, 2016, there were 10,387,813 ordinary shares, no par value, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“Companies Act” and “Insolvency Act” are to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003, of the British Virgin Islands, respectively.

●	“founder shares” refer to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“initial shareholder” is to the holder of our founder shares prior to our initial public offering;

●	“memorandum and articles of association” are to our Amended and Restated Memorandum of Association, filed in British Virgin Islands on April 28, 2015;

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” refer to the ordinary shares of no par value in the company;

●	“private placement shares” are to the ordinary shares issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our ordinary shares sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholder and management team to the extent our initial shareholder and/or members of our management team have purchased public shares, provided that our initial shareholder’s and members of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“sponsor” is to AAP Sponsor (PTC) Corp., a business company incorporated in the British Virgin Islands with limited liability; and

●	“we,” “us,” “company” or “our company” are to Atlantic Alliance Partnership Corp., a business company incorporated in the British Virgin Islands with limited liability.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1. Business

Introduction

We are a recently organized blank check company incorporated in the British Virgin Islands as a business company with limited liability (meaning that our shareholders have no additional liability, as members of our company, for the liabilities of our company over and above the amount paid for their shares) and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities which we refer to throughout this Report as our initial business combination. We have conducted no operations and have generated no revenues to date and we will not generate operating revenues until, at the earliest, after we consummate our initial business combination.

Although we anticipate acquiring a target business that is an operating business, we are not obligated to do so and may determine instead to merge with or acquire a company with no operating history if the terms of the transaction are determined by us to be favorable to our public shareholders and the target business has a fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income accrued on the trust account) at the time of the agreement to enter into the initial business combination. In such event, investors would not have the benefit of basing the decision on whether to remain with our company following such transaction on the past operations of such target business. Furthermore, in such a situation, many of the acquisition criteria and guidelines set forth in this Report may be rendered irrelevant. If we do not obtain a fairness opinion from an independent investment banking firm that is a member of Financial Industry Regulating Authority, or FINRA, or an accounting firm, with respect to such criteria, the fair market value of such a target would be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. We can provide no assurances that our management team’s expertise will guarantee a successful initial business combination. In addition, our management team is not required to devote a significant or certain amount of time to our businesses on a monthly basis and our management team is currently devoting time to, and is involved with, other businesses.

Business Strategy

We seek to capitalize on the substantial deal sourcing, investing and operating expertise of our sponsor and management team led by our President and Chief Executive Officer, Jonathan Goodwin. While we may pursue an acquisition opportunity in any industry or sector and in any region, we are focused on industries that complement our management team’s background so we can capitalize on their ability to identify, acquire and operate a business. We therefore are focused on companies in the media, internet and consumer sector operating in the United Kingdom and Europe (which may include a business based in Europe which has operations or opportunities outside of Europe). As a result of our investing and operating expertise, we believe there are a number of high quality media, internet and consumer sector businesses in Europe with adequate scale to be attractive public companies in the United States. We seek out potential targets that enjoy proven business models and attractive growth profiles.

While we are focused on companies in the media, internet and consumer sector operating in the United Kingdom and Europe, we may pursue an acquisition opportunity in any business industry or sector and we intend to capitalize on the ability of our management team to identify, acquire and operate a business. We are not specifically focused on business combinations with companies in which our sponsor, officers, directors or their affiliates hold interests. In such circumstance where we acquire a company in which such parties own an interest, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA, that our initial business combination is fair to our company from a financial point of view.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

We seek to acquire companies that we believe:

●	have proven business models and attractive growth prospects;

●	could benefit from the substantial expertise, experience and network of our sponsor and management team, who could assist with, for example, growth strategy, international expansion, and the evaluation and integration of acquisitions;

●	are focused on U.S. or international expansion where a U.S. listing would complement the broader growth strategy and could be a powerful branding event;

●	are well positioned to participate in sector consolidation and would benefit from a public acquisition currency; and

●	would avoid the potentially onerous terms, such as liquidation preferences, that are often characteristic of late state private growth financing rounds.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Significant Activities Since Inception

On May 4, 2015, we consummated our initial public offering of 7,687,500 ordinary shares, no par value, which included a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, pursuant to registration statement on Form S-1 (File No. 333-202235). The ordinary shares were sold at an offering price of $10.00 per ordinary share, generating gross proceeds of $76,875,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of the initial public offering, we completed a private placement of 778,438 ordinary shares, issued to AAP Sponsor (PTC) Corp., generating gross proceeds of $7,784,380. A total of $80,718,750 of the net proceeds from initial public offering and private placement were placed in a trust account established for the benefit of our public shareholders.

The ordinary shares began trading on April 29, 2015 on the NASDAQ Capital Market under the symbol “AAPC”.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or an accounting firm, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review, that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information made available to us. We also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team directly, or indirectly own ordinary shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such initial business combination opportunity to such entity prior to presenting such initial business combination opportunity to us. Certain of our officers and directors currently have certain relevant fiduciary duties or contractual obligations. We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers arising in the future would materially undermine our ability to complete our initial business combination.

Our sponsor, executive officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required timeframe.

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote, and intend to continue to devote, as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management devote in any time period will varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Sourcing of Potential Business Combination Targets

Our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world, including in the case of Mr. Goodwin, the contacts and relationships he has developed resulting from his involvement in Founders Forum and PROFounders Capital, in the case of Mr. Klein the contacts and relationships he has developed resulting from his involvement in M. Klein & Company, LLC, and in the case of Mr. Mitchell, the contacts and relationships he developed resulting from his involvement with B. Riley Capital Management, LLC (formerly MK Capital Advisors, LLC). This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure may make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for an initial business combination in the amount of approximately $78,431,000 (including $357,077 of cash held outside of the trust account as of December 31, 2015) after payment of $2,690,625 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement shares, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Sources of Target Businesses and Potential Finder’s Fees

Target business candidates are brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage professional firms or other individuals, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. None of our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, will be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) except that we may pay Lepe Partners LLP, an entity affiliated with our President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination.  The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us, other than Lepe Partners LLP and/or M. Klein & Co. LLC. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an accounting firm with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination, except that we may pay Lepe Partners LLP, an entity affiliated with our President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination.  The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

While we may submit our initial business combination to a vote of shareholders (if it is required by law or the NASDAQ, or if we decide to seek shareholder approval for business or other reasons), we may not seek shareholder approval in connection with our initial business combination as not all the potential ways of structuring our initial business combinations require shareholder approval under British Virgin Islands law. In that case, we will conduct redemptions pursuant to the tender offer rules of the SEC.

Presented below is a table of the types of initial business combinations we may consider and whether shareholder approval is currently required under British Virgin Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either enter make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsors, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M and the other federal securities laws. Any open market purchases by our sponsors, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, officers, directors and/or their affiliates will not make purchases of our ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, divided by the number of then outstanding public shares, subject to the limitations described herein.

The amount in the trust account is approximately $10.50 per public share, regardless of whether or not the underwriters exercise any portion of their over-allotment option. The per-share amount we will distribute to public shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholder has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares, private placement shares and any public shares it may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our memorandum and articles of association would require shareholder approval. If we structure an initial business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholder has agreed to vote its founder shares, private placement shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholder has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares, private placement shares and public shares in connection with the completion of an initial business combination.

Our memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete an initial business combination with a different target until November 4, 2016.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have until November 4, 2016 to complete our initial business combination. If we are unable to complete our initial business combination by November 4, 2016, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations to provide for claims of creditors and the requirements of the laws of the British Virgin Islands and other applicable law. There will be no redemption rights or liquidating distributions with respect to our founder shares or placement shares, which will expire worthless if we fail to consummate our initial business combination within the above time period. The redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 or the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and make a notificational filing with the Registrar. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholder has entered into a letter agreement with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to its founder shares and private placement shares if we fail to complete our initial business combination by November 4, 2016. However, if our initial shareholder acquires public shares after our initial public offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by November 4, 2016.

A creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets. Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 4, 2016, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (and less up to $100,000 in interest reserved for expenses in connection with our dissolution) divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $357,077 of proceeds held outside the trust account (as of December 31, 2015), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not previously released to us to pay taxes on interest earned in the trust account, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.50 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.50 per share.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Goodwin, Klein, Alli and Mitchell, our management team, have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Goodwin, Klein, Alli and Mitchell will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Messrs. Goodwin, Klein, Alli and Mitchell have sufficient funds to satisfy their indemnity obligations and we have not asked Messrs. Goodwin, Klein, Alli and Mitchell to reserve for such indemnification obligations. Therefore, we cannot assure you that Messrs. Goodwin, Klein, Alli and Mitchell would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced and Messrs. Goodwin, Klein, Alli and Mitchell assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against Messrs. Goodwin, Klein, Alli and Mitchell to enforce their indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against Messrs. Goodwin, Klein, Alli and Mitchell to enforce their indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the disinterested directors determine that a favorable outcome is not likely. We have not asked Messrs. Goodwin, Klein, Alli and Mitchell to reserve for such indemnification obligations and we cannot assure you that Messrs. Goodwin, Klein, Alli and Mitchell would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.50 per public share, regardless of whether or not the underwriters exercise any portion of their over-allotment option.

We will seek to reduce the possibility that Messrs. Goodwin, Klein, Alli and Mitchell will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Goodwin, Klein, Alli and Mitchell will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $357,077 from the proceeds of our initial public offering (as of December 31, 2015) with which to pay any such potential claims plus interest released to us (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If the company is deemed insolvent for the purposes of the Insolvency Act (i.e. (i) it fails to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act, 2003, or the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if the company enters insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination November 4, 2016 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amendments to our Memorandum and Articles of Association

As set forth in our memorandum of association, the objects for which we were established are unrestricted and we shall have full power and authority to carry out any object not prohibited by the Companies Act or as the same may be revised from time to time, or any other law of the British Virgin Islands.

Our memorandum and articles of association contain certain requirements and restrictions that apply to us until the consummation of our initial business combination. These provisions, and those dealing with the rights attaching to our ordinary shares, cannot be amended prior to our initial business combination without the approval of a resolution passed at a meeting by shareholders owning 65% of the issued and outstanding shares that are present and voting at such meeting.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 4, 2016, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest previously released to us to pay taxes), divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

Specifically, our memorandum and articles of association provide, among other things, that:

●	if we are unable to consummate our initial business combination by November 4, 2016, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our tax obligations (less $100,000 which we may reserve for expenses of our liquidation or dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations to provide for claims of creditors and the requirements of the laws of the British Virgin Islands and other applicable law;

●	after the consummation of our initial public offering and prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

●	although we do not currently intend to enter into an initial business combination with a target business that is affiliated with our initial shareholder, our directors or officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an accounting firm reasonably acceptable to the underwriters that such an initial business combination is fair to our shareholders from a financial point of view;

●	if a shareholder vote on our initial business combination is not required by law or NASDAQ and we do not decide to hold a shareholder vote for business or other reasons, we shall offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to consummating our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act; and

●	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In addition, our memorandum and articles of association provide that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. This notwithstanding, if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming shareholders to less than $10.50 per share, or (ii) delay the date on which a public shareholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for dissenting public shareholders to redeem public shares if such an amendment is approved.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote, and intend to continue to devote, as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

Our ordinary shares are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We will be required to evaluate our internal control over financial reporting for the fiscal year ending December 31, 2016 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer that is not an “emerging growth company” as described below will we be required to have our internal control over financial reporting audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Report, including the financial statements. If any of the following events occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote before we complete our initial business combination unless the business combination would require shareholder approval under applicable law or NASDAQ listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholder has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholder has agreed to vote its founder shares, private placement shares as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial shareholder owns 26% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholder agreed to vote its founder shares and private placement shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete an initial business combination without seeking shareholder approval (unless shareholder approval is required by law or NASDAQ rules, or we decide to obtain stockholder for business, legal or other reasons), public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination transaction with us.

The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination by November 4, 2016 may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by November 4, 2016. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and thereafter commence a voluntary liquidation, in which case our public shareholders may only receive approximately $10.50 per share.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by November 4, 2016. We may not be able to find a suitable target business and complete our initial business combination by November 4, 2016. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations under the laws of the British Virgin Islands to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $10.50 per share.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to retain the listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination by November 4, 2016, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds from our initial public offering and the sale of the private placement shares are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our ordinary shares are tradable and that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share on our redemption of our public shares.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share on the liquidation of our trust account.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least November 4, 2016, we may be unable to complete our initial business combination, in which case our public shareholders may only receive approximately $10.50 per share.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least November 4, 2016, assuming that our initial business combination is not completed during that time. We believe that funds available to us outside of the trust account will be sufficient to allow us to operate until at least November 4, 2016; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share on the liquidation of our trust account.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate at least until November 4, 2016, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering, only $357,077 (as of December 31, 2015), is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.50 per share on our redemption of our public shares.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to our company, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.50 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us or that they will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.50 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, Messrs. Goodwin, Klein, Alli and Mitchell, our management team, have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Goodwin, Klein, Alli and Mitchell will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Messrs. Goodwin, Klein, Alli and Mitchell have sufficient funds to satisfy their indemnity obligations and we have not asked Messrs. Goodwin, Klein, Alli and Mitchell to reserve for such indemnification obligations. Therefore, we cannot assure you that Messrs. Goodwin, Klein, Alli and Mitchell would be able to satisfy those obligations.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

If we do not complete our initial business combination by November 4, 2016, we will be required to redeem our public shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following this redemption, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

To the extent that any liquidation proceedings of the company were to be commenced prior to the redemption of our public shares (and the distribution of available funds in the trust account) referred to above under British Virgin Islands law, the funds held in our trust account would then be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the full redemption amounts which would be otherwise payable to them.

Our directors may decide not to enforce the indemnification obligations of Messrs. Goodwin, Klein, Alli and Mitchell, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced and Messrs. Goodwin, Klein, Alli and Mitchell assert that they are unable to satisfy their joint and several obligations or that they have no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against Messrs. Goodwin, Klein, Alli and Mitchell to enforce their joint and several indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against Messrs. Goodwin, Klein, Alli and Mitchell to enforce their indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our disinterested directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.50 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is an initial business combination; or (ii) absent an initial business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share on the liquidation of our trust account.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and, as a result, our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and the company is not required to observe any restrictions in respect of its conduct, save as disclosed in this Report or its memorandum and articles of association.

If we are unable to consummate our initial business combination by November 4, 2016, our public shareholders may be forced to wait beyond the 10 business day period thereafter before redemption from our trust account.

If we are unable to consummate our initial business combination by November 4, 2016, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our tax obligations, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act and/or the Insolvency Act. In that case, investors may be forced to wait beyond the 10 business days following November 4, 2016 before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account.

If deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by November 4, 2016, we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”). The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholder has waived its right to participate in any liquidation distribution with respect to the founder shares and private placement shares. We will pay the costs of our liquidation and distribution of the trust account from the remaining assets outside the trust account and up to $100,000 of interest that accrued in the trust account that may be used for this purpose. In addition, pursuant to a written agreement, Messrs. Goodwin, Klein, Alli and Mitchell have agreed that they will be jointly and severally liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by November 4, 2016, and instead distribute the aggregate amount then on deposit in the trust account (less interest previously released to us to pay taxes and less up to $100,000 in interest reserved for expenses in connection with our dissolution) to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act, (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our initial shareholder, the holder of our private placement shares and holders of shares issuable upon conversion of working capital loans may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholder and its permitted transferees can demand that we register the founder shares, and the holder of our private placement shares, holders of shares issuable upon conversion of working capital loans and their respective permitted transferees can demand that we register such ordinary shares. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our initial shareholder, the holder of our private placement shares and holders of shares that may be issued upon conversion of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We seek to complete an initial business combination with an operating company, except that we will not, under our memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed by them to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors outside the media, internet and consumer sectors which may or may not be outside of our management’s area of expertise.

We will consider an initial business combination outside the media, internet and consumer services sectors (which sectors may or may not be outside our management’s areas of expertise) if a business combination candidate is presented to us and we determine that such candidate offers an acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our ordinary shares will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share on the liquidation of our trust account.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking that is a member of FINRA or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking that is a member of FINRA or an accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorizes the issuance of an unlimited number of ordinary shares, no par value, and an unlimited number of preferred shares, no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination; however our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with preferential rights to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of our ordinary shares that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust if (A) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (B) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person. If any partnership (including for this purpose any entity treated as a partnership for U.S. federal income tax purposes) holds our ordinary shares, the tax treatment of a partner generally will depend on the status of the partner and the activities of the partner and the partnership. This summary does not address any tax consequences to any partnership that holds our securities (or to any direct or indirect partner of such partnership).

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we met the PFIC asset or income test for our initial taxable year ending December 31, 2015. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until a future time. After the acquisition of a company or assets in an initial business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in an initial business combination is a PFIC, then we will likely not qualify for the start-up exception and will likely be treated as a PFIC since our inception. Our actual PFIC status for our current taxable year or any subsequent taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our initial taxable year ending December 31, 2015, our current taxable year ending December 31, 2016 or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares and the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a “mark to market” election (in each case, as described below) such holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares; and

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares;

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder will avoid the PFIC tax consequences described above in respect to our ordinary shares by making a timely QEF election to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules. Similar basis adjustments apply to property if by reason of holding such property the U.S. Holder is treated under the applicable attribution rules as owning shares in a QEF.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect of such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a “purging election”, as described below, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period. A “purging election” creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares for purposes of the PFIC rules.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information. Further, a U.S. Holder may be unable to make a mark-to-market election with respect to the shares of the lower-tier PFIC. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621(whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares under their particular circumstances.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share on the liquidation of our trust account.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share on the liquidation of our trust account.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel, including, in particular, Messrs. Goodwin, Klein, Alli and Mitchell with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to us, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

We are in the business of identifying and combining with one or more businesses. Our executive officers and directors may in the future become affiliated with entities that are engaged in business activities similar to those intended to be conducted by us.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors.

Our directors have a statutory and fiduciary duty to act in the best interests of our company whether or not a conflict of interest may exist.

Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or an accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 15, 2015, our sponsor purchased an aggregate of 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding public shares and founder shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 778,438 ordinary shares at a price of $10.00 per share ($7,784,380 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering, that will also be worthless if we do not complete an initial business combination. The founder shares and private placement shares are identical to the ordinary shares sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement shares provided us with approximately $78,431,000 (including $ 357,077 held outside the trust account as of December 31, 2015), that we may use to complete our initial business combination (excluding $2,690,625of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	differing laws and regulations regarding exchange listing and delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	inflation greater than that experienced in the United States;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

We may re-domicile into another foreign jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the British Virgin Islands to another foreign jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the British Virgin Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such re-domiciliation and the international nature of our business will likely subject us to foreign regulation.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with such laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our shareholders do not agree.

Our memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their constitutional documents. We cannot assure you that we will not seek to amend our memorandum and articles of association that will make it easier for us to consummate an initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our memorandum and articles of association prior to our initial business combination, however, to do so would require the approval of at least 65% of the issued and outstanding shares attending and voting at a meeting of shareholders.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 4, 2016, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes), divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Provisions of our memorandum and articles of association (and corresponding provisions of the agreement governing the release of funds from our trust account) relating to the rights and obligations attaching to our ordinary shares and certain aspects of our pre-business combination activity may be amended prior to the consummation of our initial business combination by a resolution of shareholders holding 65% of the issued and outstanding ordinary shares attending and voting at the meeting at which the resolution is considered, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Many blank check companies have a provision in their constitutional documents which prohibits the amendment of certain provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders in many cases. Our memorandum and articles of association provides that the provisions thereof relating to the rights and obligations attaching to our ordinary shares and certain aspects of our pre-business combination activity may be amended prior to an initial business combination by a resolution approved by shareholders holding 65% of the issued and outstanding ordinary shares attending and voting at the relevant meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved in the same manner (in each case including the votes of our sponsor, officers and directors). This is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of an initial business combination that some of our shareholders may not support.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 4, 2016, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes), divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, less up to $100,000 of interest for dissolution expenses, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.50 per share on the liquidation of our trust account.

Our initial shareholder controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholder owns 26% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our initial shareholder purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our initial shareholder nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were elected by our initial shareholder, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholder, because of its ownership position, will have considerable influence regarding the outcome. Additionally, under our memorandum and articles of association, a director may not be removed from office by a resolution of our shareholders prior to the consummation of our initial business combination. Accordingly, our initial shareholder will continue to exert control at least until the completion of our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the NASDAQ, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our ordinary shares may not develop, which would adversely affect the liquidity and price of our ordinary shares.

The price of our ordinary shares may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our ordinary shares may never develop or, if developed, it may not be sustained. You may be unable to sell your ordinary shares unless a market can be established and sustained.

NASDAQ may delist our ordinary shares from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our ordinary shares are currently listed on NASDAQ. However, we cannot assure you that our ordinary shares will be, or will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our ordinary shares on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity ($2,500,000) and a minimum number of holders of our securities (300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our ordinary shares on NASDAQ. For instance, our stock price would be required to be at least $4.00 per share and our shareholders’ equity would be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our ordinary shares from trading on its exchange and we are not able to list our ordinary shares on another national securities exchange, we expect our ordinary shares could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our ordinary shares;

●	reduced liquidity for our ordinary shares;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our ordinary shares are listed on NASDAQ, our ordinary shares are covered securities. Although the states are preempted from regulating the sale of our ordinary shares, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our ordinary shares would not be covered securities and we would be subject to regulation in each state in which we offer and sell our ordinary shares.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years after the date of the closing of our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2016. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and are not an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the U.S. courts against us or our directors or officers.

Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands courts are also unlikely to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by November 4, 2016.

Failure to maintain our tax status as a non-UK resident may negatively affect our financial and operating results.

Under present legislation, we are not subject to any income, withholding or capital gains taxes in the British Virgin Islands and no capital or stamp duties would be levied in the British Virgin Islands on the issue, transfer or redemption of shares provided that we do not hold any interest in real estate situated in the British Virgin Islands (which we do not). While the Board intends to exercise strategic management and control of our affairs outside of the United Kingdom, continued attention must be paid to ensure that our major decisions are made in a manner that would not result in us losing our status as a non-U.K. tax resident. The composition of the Board, the place of residence of the individual members of the Board and the location(s) in which the Board makes decisions will all be important factors in determining and maintaining our tax residence outside of the United Kingdom. If we were to be considered as resident within the United Kingdom for U.K. taxation purposes, or if we were to be considered to carry on a trade or business within the United Kingdom for U.K. taxation purposes, we would be subject to U.K. corporation tax on all or a portion of our profits, as the case may be, which may negatively affect our financial and operating results. Further, if we are treated as being centrally managed and controlled in the United Kingdom for U.K. tax purposes, stamp duty reserve tax will be payable in respect of any agreement to transfer our ordinary shares.

We may face risks related to media, internet and consumer sector companies.

Business combinations with companies in the media, internet and consumer sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	An inability to manage rapid change, increasing consumer expectations and growth;

●	An inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	An inability to deal with our subscribers’ or customers’ privacy concerns;

●	An inability to attract and retain subscribers or customers;

●	An inability to license or enforce intellectual property rights on which our business may depend;

●	Any significant disruption in our computer systems or those of third-parties that we would utilize in our operations;

●	An inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	Competition for advertising revenue;

●	Competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	An inability to obtain necessary hardware, software and operational support; and

●	Reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the media, internet and consumer sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 590 Madison Avenue, New York, New York 10022. Mark D. Klein, one of our independent directors, has agreed to provide, at no cost to us, office space and general administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our ordinary shares are traded on the NASDAQ Capital Market under the symbol “AAPC.” Our ordinary shares commenced public trading on April 29, 2015.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our ordinary shares as reported on the Nasdaq for the period of April 29, 2015 through December 31, 2015.

Year Ended December 31, 2015	Low	High
April 29, 2015 through June 30, 2015	$10.01	$10.57
July 1, 2015 through September 30, 2015	$10.10	$10.60
October 1, 2015 through December 31, 2015	$10.10	$10.37

On March 22, 2016, our ordinary shares had a closing price of $10.41.

(b) Holders

On March 22, 2016, there were 2 holders of record of our ordinary shares.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth selected historical information derived from our audited financial statements included elsewhere in this Report as of December 31, 2015 and for the period from January 14, 2015 (inception) through December 31, 2015. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

December 31, 2015
Income Statement Data:
Loss from operations	$271,616
Net loss	225,931
Basic and diluted loss per share	(0.08)

Balance Sheet Data:
Cash	$357,077
Cash and securities held in Trust Account	80,764,435
Total assets	81,279,472
Ordinary share subject to possible redemption	73,551,146
Total shareholders’ equity	5,000,001

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2015 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 14, 2015 (inception) through December 31, 2015, we had a net loss of $225,931, mainly consisting of operating costs and target identification expenses.

Liquidity and Capital Resources

On May 4, 2015, we consummated the initial public offering of 7,687,500 ordinary shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, at a price of $10.00 per share generating gross proceeds of $76,875,000. Simultaneously with the closing of the initial public offering, we consummated the private sale of 778,438 ordinary shares to our Sponsor, generating gross proceeds of $7,784,380. Following the initial public offering, a total of $80,718,750 was placed into a trust account and we had $535,323 of cash held outside of the trust account and available for working capital purposes. We incurred $5,907,302 in our initial public offering related costs, including $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the trust account) and $526,052 of initial public offering costs.

As of December 31, 2015, we had cash and securities held in the trust account of $80,764,435 (including $35,486 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes. Through December 31, 2015, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of December 31, 2015, we had cash of $357,077, held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2015, we had accounts payable and accrued expenses of $37,700.

For the period ended December 31, 2015, cash used in operating activities amounted to $391,876, mainly resulting from a net loss of $225,931 and an increase in our prepaid expenses. Included in our cash used in operating activities during the period ended December 31, 2015 are payment of our directors and officers liability insurance of $258,750, annual 2015 NASDAQ fees of $41,250 and transfer agent and trustee fees of $16,000.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the private placement shares. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the year ended December 31, 2015
Operating Expenses
Operating costs	$3,240	$68,948	$99,443	$99,985	$271,616
Loss from operations	(3,240)	(68,948)	(99,443)	(99,985)	(271,616)
Other Income:
Unrealized loss on securities held in Trust Account	-	-	-	10,199	10,199
Interest income	-	9,958	16,148	9,380	35,486
Net Loss	$(3,240)	$(58,990)	$(83,295)	$(80,406)	$(225,931)
Loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)	$(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	1,875,000	7,207,202	3,362,607	3,377,551	2,902,196

Balance Sheet Data (at period end)
Cash	$9,977	$487,703	$380,300	$357,077	$357,077
Cash and securities held in Trust Account	-	80,728,708	80,744,856	80,764,435	80,764,435
Total Assets	120,938	81,492,195	81,340,618	81,279,472	81,279,472
Deferred underwriting fees	-	2,690,625	2,690,625	2,690,695	2,690,695
Total Liabilities	99,178	2,718,427	2,709,065	2,728,325	2,728,325
Ordinary shares subject to possible redemption	-	73,773,767	73,631,552	73,551,146	73,551,146
Total Shareholders’ Equity	$21,760	$5,000,001	$5,000,001	$5,000,001	$5,000,001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jonathan Goodwin	43	President, Chief Executive Officer and Director
Waheed Alli	51	Chairman of the Board of Directors
Jonathan Mitchell	35	Chief Financial Officer and Director
Mark Klein	54	Director
Iain H. Abrahams	56	Director
John Service	51	Director
Daniel Winston	54	Director

Jonathan Goodwin, our Chief Executive Officer, President and a director since inception, is founder and CEO of Lepe Partners LLP, an independent merchant bank focused on the media, internet and consumer sectors. Lepe Partners LLP, started in December, 2011 as a successor to LongAcre Partners, a middle market boutique investment bank that he co-founded in 2000 and sold to Jefferies Group Inc. (“Jefferies”) in 2007. As CEO and Co-founder of LongAcre Partners, Mr. Goodwin built the company into a mid-market media and corporate finance house, prior to selling it to Jefferies. While at Jefferies, from 2007 to February 2011, Mr. Goodwin was head of global TMT (Technology, Media and Telecommunications) investment banking. During his career, Mr. Goodwin has advised on over 100 transactions in the media and internet sectors. Mr. Goodwin has focused on the media, internet and consumer sectors since his time at private equity investment firm, Apax Partners, which he joined in 1998. After leaving Apax Partners in 1998, he joined the Management Buy-In team of Talk Radio, a radio station that became the foundation for the Wireless Group PLC, the UK radio broadcasting and syndication company that went on to acquire a series of other UK radio stations before being acquired itself by UTV PLC in 2005 for £98 million. In 2006, Mr. Goodwin co-created, and remains involved in, the Founders Forum, a global network of digital and technology entrepreneurs which hosts one of Europe’s leading tech entrepreneur gathering and invite-only events in London for the last 9 years. In 2009, Mr. Goodwin also co-founded PROfounders Capital, an early-stage fund backed by entrepreneurs for digital entrepreneurs, which focuses on capital efficient, early-stage companies operating in the digital media and technology space, which to date has invested in 26 businesses. Mr. Goodwin is also President of the British Fashion Council’s Investment Pillar and sits on the advisory board for the Tech City Future Fifty. He has served as director of Boat International Group Limited, a private publishing and media company, since December 2013, as director of Boat Bidco Limited, a private publishing and media company, since December 2013, as director of Hotspring Ventures Limited, a private online health and beauty marketplace, since November 2014, as director of ChemD Holding Limited, a privately-held holding company for an online pharmacy, since November 2014, as non-executive director of The Towcester Racecourse Company Limited, a family-owned racecourse operator, since September 2012. He has an undergraduate degree in geography from the University of Nottingham. We believe that Mr. Goodwin is well qualified to serve as a director due to his wide-ranging experience in media, technology and finance, and his broad network of contacts.

Lord Waheed Alli, our Chairman and an independent director since March 2015, also serves as Chairman of the Board of the Indian fashion company KOOVS plc, an online retailer, as well as Chairman of the Board of Silvergate Media, a company specializing in children’s television, positions which he has held since August 2012 and September 2011, respectively. As a former managing director at Carlton TV, from March 1999 to November 2000, Lord Alli was responsible for the production of all its programs. He was also Managing Director of Planet 24, a UK-based independent production company, from October 1991 to December 2000. Since 1992 he has also been a director of “Castaway”, which has the rights to the reality TV program “Survivor”. Until November 2012, he was the founding Chairman of the Board of ASOS, plc, a global online fashion retailer, and since January 2006 has been a Director of Olga TV, a production company which he runs with television entertainer Paul O’Grady. Lord Alli was appointed a working Labour peer in July 1998. Lord Alli is also Chancellor of De Montford University, a trustee of The Elton John Aids Foundation and President of the National Youth Theatre. We believe Lord Alli is well qualified to serve as our Chairman due to his wide-ranging experience in media, technology and finance, and his broad network of contacts.

Jonathan Mitchell, our Chief Financial Officer and a director since inception, also currently serves as a Managing Director at B. Riley Capital Management, LLC (until February 2015 known as MK Capital Advisors, LLC), an SEC registered Investment Advisor which also provides advisory services to high net worth individuals and small institutions, and serves as the advisor to the MKCA Opportunity Fund, a fund-of-funds, a position he has held since July 2013. In his role at B. Riley Capital Management, LLC, he helps oversee investment portfolios, while simultaneously providing an array of integrated family office services, and is a registered representative with its broker-dealer affiliate, B. Riley & Co., LLC. Prior to joining B. Riley Capital Management, LLC, from May 2009 to June 2013 he served as the founder and Chief Executive Officer of Pacific Capital Partners, a global investment company and private investment vehicle started on behalf of a dozen international family offices, which made investments in companies where it could add strategic value and capital to accelerate growth. Previous to founding Pacific Capital Partners, from 2005 to 2009, Mr. Mitchell was an Equities Manager at Cullen Investments, a single-family office, which made special situation investments (including SPACs), based in London and Auckland, New Zealand. Mr. Mitchell began his career at JP Morgan from 2004 to 2005 and currently serves on the Advisory Board for Lepe Partners LLP, and independent merchant bank, and GSV Capital, an investment fund focused on early stage technology companies. He holds a BA degree from the Bristol Business School of the University of the West of England. We believe Mr. Mitchell is well-qualified to serve as a director due to his extensive experience in finance, advisory services and investment banking.

Mark Klein, one of our independent directors since inception, business activities from January 2010 to the present include his role as a Managing Member of M. Klein & Company, LLC, an investment and holding company, which among other investments, owns the Klein Group, LLC, a registered broker dealer and FINRA member, where he is a Registered Representative and Principal.  He is also an employee of B. Riley Capital Management, LLC (until February 2015 known as MK Capital Advisers, LLC) an SEC registered Investment Advisor which he co-founded and sold in February 2015 to B. Riley Financial, Inc. B. Riley Capital Management, LLC in addition to providing advisory services to high net worth individuals and small institutions, serves as the advisor to the MKCA Opportunity Fund, a fund-of-funds.  In May 2011, Mr. Klein cofounded and joined the Board of Directors of GSV Capital, a business development company focused on equity investments in private growth companies. Mr. Klein has held significant management positions throughout his career, including serving as the Chief Executive Officer and Co-Chairman of the Board of National Holdings Corporation from March 2013 to December 2014.   Mr. Klein was a Board Member of Crumbs Bake Shop, Inc., formerly 57th Street General Acquisition Corp., where he served as the Chief Executive Officer and a Director from April 2010 until May 2011, and thereafter solely as Director until April 2014.  He served as a Director of Great American Group from May 2009 to August 2014, formerly Alternative Asset Management Acquisition Corporation, where he also served as Chief Executive Officer and Director from March 2007 to July 2009. From September 2006 to March 2007 Mr. Klein served as Chairman of Ladenburg Thalmann & Co. Inc., which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From April 2005 to September 2006 he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Thalmann Financial Services, Inc.  Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were U.S. subsidiaries of the National Bank of Greece from March 2000 to March 2005. Prior to joining NBGI, Mr. Klein was President and Founder of Newbrook Capital Management, Founder and Managing Member of Independence Holdings Partners, LLC, a private equity fund-of-funds company, and Founder and General Partner of Intrinsic Edge Partners, a long/short equity fund. Prior to joining Newbrook, he was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and Bachelors of Business Administration Degree with high distinction from Emory University. We believe Mr. Klein is well-qualified to serve as a director due to his extensive experience in finance, advisory services, operations, management, investment banking and his wide ranging contacts in those fields.

Iain H. Abrahams, who became one of our independent directors in April 2015, is also a director at Fox Investments Limited, a family office investment company, and its various subsidiaries, where he has worked full time since October 2012. He became a director of Vacuum Furnace Engineering Limited in December 2014. Prior to this, beginning in 1995, Mr. Abrahams joined BZW (later Barclays Capital), where in December 2008 he joined the Executive Committee and was responsible for its Treasury, Liquidity, Principal Investments and Credit Markets sections. In 2011, he became Executive Vice Chairman of Barclays Bank, and chaired the Group Treasury and Real Estate Committees. He was a partner at Ernst & Young from 1988 to 1992 and was associated with Slaughter & May from 1992 to 1995. He is Treasurer and a Trustee of the Elton John Aids Foundation, a UK registered charity. He has a degree in law from the University of Glasgow and is a member of the Institute of Chartered Accountants of Scotland. We believe Mr. Abrahams is well-qualified to serve on our Board of Directors due to his experience in banking and finance as well as his legal experience.

John Service, who became one of our independent directors in April 2015, currently serves as a Portfolio Manager at Slome Capital LLC, a single-family office, where he has been since March 2013. In his role at Slome Capital LLC, he helps oversee a portfolio allocating to a variety of alternative investment strategies. Prior to joining Slome Capital LLC, from August 2011 to December 2012, he served as a Portfolio Manager at Portland House Advisors Inc., the investment arm of a large single-family office where he focused on managing the hedge fund portfolio. Before joining Portland House Advisors Inc., from April 2009 to July 2011, he was Head of Research at Harbor Hill Management, an investment consulting group, and from January 2007 until March 2009, Mr. Service was the Portfolio Manager and Investment Committee Member at ThreeAM Inc,. a fund of hedge funds. Prior to joining ThreeAM Inc., from 2004 to December 2006, Mr. Service was a Director and Head of Hedge Fund Structured Products at Wachovia Securities, where he launched the new business and oversaw the team which managed the business. Mr. Service began his career in alternative investments in 1996 at RBC Capital Markets and prior to leaving in 2004 was a Director of the Alternative Assets Group. He received a degree in Economics from Gettysburg College and is a Chartered Alternative Investment Analyst Association charter holder. We believe Mr. Service is well qualified to serve on our board of directors due to his experience with alternative investment and hedge fund strategies and his background in finance.

Daniel Winston, who became one of our independent directors in April 2015, has, since March 2014, also served as the Chief Sales, Marketing, and Community Officer and a member of the executive committee of Newsela, Inc., a startup company offering an online English Language Arts product to K-12 schools. Prior to this, in 1994, he founded CCT Group, Inc., a private consulting firm where he worked actively until December 2013. CCT’s clients included Fortune 500 companies in a variety of industries, non-profit corporations as well as the City of New York and the State of Colorado. CCT is currently in the process of winding down its active consulting operations but still has ongoing maintenance contracts. Prior to this, from 1984 to 1994, Mr. Winston worked in a variety of positions at Citibank, N.A., mostly in national operations, attaining the title of Vice President. Mr. Winston has a degree in Operations Research and Industrial Engineering from Cornell University. We believe Mr. Winston is well qualified to serve on our board of directors due to his experience in business planning and operations, consulting, sales, marketing, and business development.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Service and Winston, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Klein and Abrahams, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Alli, Goodwin and Mitchell, will expire at the third annual meeting of shareholders. We do not currently intend to hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. The rules of NASDAQ and Rule 10A-3 of the Exchange Act as required by the rules of the NASDAQ, require that the audit committee and the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The rules of NASDAQ require that the audit committee of a listed company be comprised solely of at least three independent directors. The members of our audit committee are Messrs. Abrahams, Klein and Service. Mr. Klein serves as chairman of the audit committee. Messrs. Abrahams, Klein and Service meet the independent director standard under NASDAQ’s listing standards.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Service qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors as required by the rules of the NASDAQ. The rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors. The members of our Compensation Committee are Messrs. Winston and Service. Mr. Service serves as chairman of the compensation committee. Messrs. Winston and Service meet the independent director standard under NASDAQ’s listing standards. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, as required by the rules of the NASDAQ, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NASDAQ and the SEC.

Notwithstanding the foregoing, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholder, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination, except that we may pay Lepe Partners LLP, an entity affiliated with our President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination.  The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Alli, Abrahams, Klein, Service and Winston. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in Regulation 9.1 of our memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2015 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our audit committee charter and our compensation committee charter as exhibits to the registration statement in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates.

No compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholder, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination, except that we may pay Lepe Partners LLP, an entity affiliated with our President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination.  The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 22, 2016 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our executive officers and directors that beneficially owns shares of our ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
AAP Sponsor (PTC) Corp. (our sponsor) (2)	2,700,313	26.0%
Jonathan Goodwin(2)(3)	786,518	7.6%
Waheed Alli(4)	377,194	3.6%
Jonathan Mitchell(2)(5)	32,500	*
Mark Klein(2)(6)	299,694	2.9%
Iain Abrahams(7)	631,407	6.1%
John Service(8)	15,500	*
Dan Winston(9)	5,000	*
All directors and executive officers as a group (7 individuals)	2,147,813	20.7%
Polar Asset Management Partners Inc.(10)	967,050	9.3%
Silver Rock Financial LLC(11)	754,907	7.3%
Weiss Asset Management LP(12)	825,100	7.9%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 590 Madison Avenue, New York, New York 10022.
(2)	The sole directors of our sponsor who exercise voting and dispositive control over the shares held by our sponsor are Messrs. Goodwin, Klein and Mitchell. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual director of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(3)	Lepe Partners LLP, an affiliate of Mr. Goodwin, through a trust relationship with our sponsor, has a pecuniary interest in 577,049 of our founder shares. Mr. Goodwin, through a trust relationship with our sponsor, has a pecuniary interest in 209,469 of the private placement shares.
(4)	Through a trust relationship with our sponsor, Lord Alli has a pecuniary interest in 277,194 of our founder shares and 100,000 of the private placement shares.
(5)	Through a trust relationship with our sponsor, Mr. Mitchell has a pecuniary interest in 32,500 of our founder shares.
(6)	M. Klein & Company, LLC, an affiliate of Mr. Klein, through a trust relationship with our sponsor, has a pecuniary interest in 224,694 of our founder shares and 75,000 of the private placement shares.
(7)	Fox Investments Limited, an affiliate of Mr. Abrahams, through a trust relationship with our sponsor, has a pecuniary interest in 423,438 of our founder shares and 207,969 of the private placement shares.
(8)	Through a trust relationship with our sponsor, Mr. Service has a pecuniary interest in 12,000 of our founder shares and 3,500 of the private placement shares.
(9)	Through a trust relationship with our sponsor, Mr. Winston has a pecuniary interest in 5,000 of our founder shares.
(10)	According to a Schedule 13G/A filed with the SEC on February 16, 2016 on behalf of Polar Asset Management Partners Inc., a company incorporated under the laws on Ontario, Canada, which serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company. The business address of this shareholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(11)	According to a Schedule 13G/A filed with the SEC on February 16, 2016 on behalf of Silver Rock Financial LLC, a Delaware company (“Silver Rock”), Mounte LLC, a Delaware company (“Mounte”), Ralph Finerman and Carl Meyer. The business address of Mounte and Ralph Finerman is 1250 Fourth Street, Suite 550, Santa Monica, California 90401. The business address of each other reporting person is 2425 Olympic Blvd., Suite 4060W, Santa Monica, California 90404. Silver Rock is the beneficial owner of 622,076 ordinary shares, Mounte 132,831 shares, Mr. Ralph Finerman 754,907 and Mr. Carl Meyer 754,907 ordinary shares. Mr. Ralph Finerman is the manager of each of Silver Rock and Mounte, and in such position has the power to vote and dispose of the ordinary shares held by each of Silver Rock and Mounte. As such, Mr. Finerman may be deemed to share beneficial ownership of all of the ordinary shares owned beneficially by Silver Rock and Mounte. Mr. Carl Meyer is the Chief Investment Officer of Silver Rock. Mr. Meyer has the power to vote and dispose of the ordinary shares held by each of Silver Rock and Mounte. As such, Mr. Meyer may be deemed to share beneficial ownership of all of the ordinary shares owned beneficially by Silver Rock and Mounte. Silver Rock is managed by a management committee, consisting of four individuals, Mr. Finerman, Jeffrey Green, Stanley Maron, and Richard Sandler, which also has the power to vote and dispose of the ordinary shares held by Silver Rock, by approval of a majority of the management committee. Mr. Sandler is also a trustee of certain trusts which together hold a majority of the LLC interests of Silver Rock. In such capacities, each of the foregoing individuals may be deemed to share beneficial ownership of the ordinary shares owned beneficially by Silver Rock, but each disclaims any such beneficial ownership.
(12)	According to a Schedule 13G filed with the SEC on February 3, 2016 on behalf of Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), and its affiliates. Includes shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC, a Delaware limited liability company (“BIP GP”), is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP LLC, a Delaware limited liability company (“WAM GP”), is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership. The business address of this shareholder is 222 Berkeley St., 16th Floor, Boston, Massachusetts 021169.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On January 15, 2015, our sponsor purchased 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. On May 4, 2015, 234,375 of such shares were forfeited because the over-allotment option related to our initial public offering was not exercised in full.

Our sponsor purchased an aggregate of 778,438 ordinary shares at a price of $10.00 per share ($7,784,380 in the aggregate) in private placements that closed simultaneously with the closing of our initial public offering and the over-allotment closing. The private placement shares may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

If any of our officers or directors (other than our independent directors) becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on the date of this prospectus, Mark D. Klein, one of our independent directors, has agreed to provide, at no cost to us, office space and general administrative services.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination, except that we may pay Lepe Partners LLP, an entity affiliated with our President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination.  The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Prior to our initial public offering, Lepe Partners LLP, an affiliate of our Chief Executive Officer and President, has loaned and advanced to us a total of $162,633 to be used for a portion of the expenses of such offering. These loans and advances were non-interest bearing, unsecured and were repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. These shares would be identical to the private placement shares. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Pursuant to a registration rights agreement we entered into with our initial shareholder and the initial purchaser of the private placement shares upon the closing of our initial public offering, and holders of shares issuable upon conversion of working capital loans subsequent thereto, we may be required to register certain securities for sale under the Securities Act. These holders are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements.

Related Party Policy

We adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. A form of the code of ethics that we adopted prior to the consummation of our initial public offering was filed as an exhibit to the registration statement related to such offering.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we adopted prior to the consummation of our initial public offering was filed as an exhibit to the registration statement related to such offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; but up to $1,000,000 of such loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender; and

●	We may pay Lepe Partners LLP, an entity affiliated with our President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination. The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Alli, Abrahams, Klein, Service and Winston is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors has regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2015 totaled $73,619. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2015, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2015.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2015.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at http://www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 28, 2015, between the Company and Citigroup Global Markets Inc. (3)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association.(3)
4.1	Specimen Ordinary Share Certificate. (2)
10.1	Promissory Note, dated January 16, 2015, issued to Lepe Partners LLP. (1)
10.2	Letter Agreement among the Registrant, AAP Sponsor (PTC) Corp and certain officers, directors and members. (3)
10.3	Letter Agreement among the Registrant and certain independent directors. (3)
10.4	Investment Management Trust Account Agreement, dated April 28, 2015, between Continental Stock Transfer & Trust Company and the Company. (3)
10.5	Registration Rights Agreement, dated April 28, 2015, between the Company and certain security holders. (3)
10.6	Securities Purchase Agreement, dated January 15, 2015, between the Registrant and AAP Sponsor Corp. (1)
10.7	Amended and Restated Private Placement Shares Purchase Agreement, dated April 8, 2015, between the Registrant and AAP Sponsor Corp. (2)
10.8	Form of Indemnity Agreement. (1)
14.1	Code of Business and Ethics. (1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

 * Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 23, 2015.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on April 9, 2015.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 4, 2015.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIC ALLIANCE PARTNERSHIP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Atlantic Alliance Partnership Corp.

We have audited the accompanying balance sheet of Atlantic Alliance Partnership Corp. (the “Company”) as of December 31, 2015 and the related statements of operations, changes in shareholders’ equity and cash flows for the period from January 14, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Alliance Partnership Corp. as of December 31, 2015, and the results of its operations and its cash flows for the period from January 14, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 22, 2016

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Balance Sheet

As of December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$357,077
Prepaid expenses	157,960
Total Current Assets	515,037

Cash and securities held in Trust Account	80,764,435

TOTAL ASSETS	$81,279,472

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities – Accounts payable and accrued expenses	$37,700
Deferred underwriting fees	2,690,625
Total Liabilities	2,728,325

Commitments
Ordinary shares subject to possible redemption, 7,000,909 shares at redemption value	73,551,146

Shareholders' Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 3,386,904 shares issued and outstanding (excluding 7,000,909 shares subject to possible redemption)	5,225,932
Accumulated deficit	(225,931)
Total Shareholders' Equity	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$81,279,472

The accompanying notes are an integral part of the financial statements.

F-3

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Operations

For the Period from January 14, 2015 (inception) through December 31, 2015

Operating costs	$271,616
Loss from operations	$(271,616)

Other income:
Unrealized gain on securities held in Trust Account	10,199
Interest income	35,486
Net Loss	$(225,931)

Weighted average shares outstanding, basic and diluted	2,902,196
Basic and diluted net loss per share	$(0.08)

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statement of Changes in Shareholders’ Equity

For the period from January 14, 2015 (inception) through December 31, 2015

	Ordinary Shares		Accumulated	Total Shareholders'
	Shares	Amount	Deficit	Equity
Balance – January 14, 2015 (Inception)	-	$-	$-	$-

Ordinary shares issued to initial shareholder	2,156,250	25,000	-	25,000

Sale of 7,687,500 ordinary shares, net of underwriters discount and offering expenses	7,687,500	70,967,698	-	70,967,698

Sale of 778,438 Private Placement Shares	778,438	7,784,380	-	7,784,380

Forfeiture of 234,375 ordinary shares due to underwriters not exercising full over-allotment option	(234,375)	-	-	-

Ordinary shares subject to possible redemption	(7,000,909)	(73,551,146)	-	(73,551,146)

Net loss	-	-	(225,931)	(225,931)

Balance - December 31, 2015	3,386,904	$5,225,932	$(225,931)	$5,000,001

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Cash Flows

For the period from January 14, 2015 (inception) through December 31, 2015

Cash Flows from Operating Activities:
Net loss	$(225,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(35,486)
Unrealized gain on securities held in Trust Account	(10,199)
Changes in operating assets and liabilities:
Prepaid expenses	(157,960)
Account payable and accrued expenses	37,700
Net cash used in operating activities	(391,876)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	(80,718,750)
Net cash used in investing activities	(80,718,750)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	25,000
Proceeds from sale of ordinary shares, net of underwriting discounts paid	72,375,000
Proceeds from sale of Private Placement Shares	7,784,380
Proceeds from sale of over-allotment shares, net of underwriting discounts paid	1,809,375
Payment of offering costs	(397,765)
Proceeds from advances and promissory notes – related parties	45,000
Repayment of advances and promissory notes – related parties	(173,287)
Net cash provided by financing activities	81,467,703

Net Change in Cash and Cash Equivalents	357,077
Cash and Cash Equivalents - Beginning	-
Cash and Cash Equivalents - Ending	$357,077

Non-cash investing and financing activities:
Payment of offering costs pursuant to related party promissory note and advances	$128,287
Deferred underwriting fees	$2,690,625

The accompanying notes are an integral part of these financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

At December 31, 2015, the Company had not yet commenced any operations. All activity through December 31, 2015 related to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 778,438 ordinary shares (the “Private Placement Shares”) at a price of $10.00 per share in a private placement to the Company’s sponsor, AAP Sponsor (PTC) Corp., a British Virgin Islands company (“AAP Sponsor”), generating gross proceeds of $7,784,380, which is described in Note 4.

Transaction costs amounted to $5,907,302, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $526,052 of Initial Public Offering costs. In addition, as of December 31 2015, $357,077 of cash was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The per-share price of the Public Shares to be redeemed (initially $10.50 per Public Share), payable in cash, will be equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares. The per-share amount to be distributed to investors who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s initial shareholder has agreed to waive its redemption rights with respect to its founder shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with the completion of a Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination.

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

NOTES TO THE FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination by November 4, 2016 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of the laws of the British Virgin Islands and other applicable law.

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

NOTE 2. LIQUIDITY

As of December 31, 2015, the Company had $357,077 in its operating bank accounts, $80,764,435 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital of $477,337. As of December 31, 2015, $35,486 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s officers, directors and sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If the Company completes a Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015.

Cash and securities held in Trust Account

At December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which are classified as trading securities.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO THE FINANCIAL STATEMENTS

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, ordinary shares subject to possible redemption in the amount of $73,551,146 (or 7,000,909 shares) is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $5,907,302 were charged to shareholder’s equity upon completion of the Initial Public Offering.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. As a result of the underwriters’ election to exercise their over-allotment option on May 4, 2015, 46,875 founder shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share. Ordinary shares subject to possible redemption at December 31, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2015, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2015, the Company issued 2,156,250 ordinary shares to the AAP Sponsor (the “founder shares”) for an aggregate purchase price of $25,000. The 2,156,250 founder shares included an aggregate of up to 281,250 shares subject to forfeiture by the initial shareholder (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to exercise their over-allotment option to purchase 187,500 ordinary shares on May 4, 2015 (see Note 6), 46,875 founder shares were no longer subject to forfeiture.

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

NOTES TO THE FINANCIAL STATEMENTS

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

Related Party Business Combination Expenses

Certain of the Company’s directors have incurred expenses in connection with a potential Business Combination. In the event of a successful Business Combination, the amount of such expenses to be reimbursed will be determined in light of all the facts and circumstances at that point in time. Management is unable to determine the amount of the expenses to be reimbursed at this time.

Advances - Related Party

Lepe Partners and Mr. Klein advanced an aggregate of $73,287 to the Company and certain of the Company’s vendors for Initial Public Offering Costs. The advances were non-interest bearing, unsecured and due on demand. The Company repaid the advances in full on May 4, 2015.

NOTE 6. COMMITMENTS

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2015, there were 3,386,904 ordinary shares issued and outstanding (excluding 7,000,909 ordinary shares subject to possible redemption).

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. INCOME TAX

The domestic and foreign components of loss before income taxes for the period from January 14, 2015 (inception) to December 31, 2015 is as follows:

The Company’s net operating losses are as follows:

For the Period From January 14, 2015 (inception) to December 31, 2015

Domestic	$-
Foreign	(225,931)
Loss from operations before income taxes	$225,931

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax is as follows:

For the Period from January 14, 2015 (inception) to December 31, 2015

Statutory federal income tax rate	34.0%
Income and expenses not subject to US taxation	(34.0)%
Income tax provision (benefit)	0.0%

NOTE 9. FAIR VALUE MEASUREMENTS

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO THE FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2015
Assets:
Cash and securities held in Trust Account	1	$80,764,435

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

On January 8, 2016, the Company entered into an agreement with a law firm for legal services to be provided in connection with preliminary work on a proposed Business Combination. The Company’s liability under the agreement would be a minimum of $200,000. In the event of a completed Business Combination, the Company’s liability will be approximately $1,000,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2016	Atlantic Alliance Partnership Corp.

	By:	/s/ Jonathan Goodwin
Name: Jonathan Goodwin Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jonathan Goodwin	President, Chief Executive Officer and Director	March 22, 2016
Jonathan Goodwin	(Principal Executive Officer)

/s/ Jonathan Mitchell	Chief Financial Officer and Director	March 22, 2016
Jonathan Mitchell	(Principal Financial and Accounting Officer)

/s/ Waheed Alli	Chairman of the Board of Directors	March 22, 2016
Waheed Alli

/s/ Mark Klein	Director	March 22, 2016
Mark Klein

/s/ Iain H. Abrahams	Director	March 22, 2016
Iain H. Abrahams

/s/ John Service	Director	March 22, 2016
John Service

/s/ Daniel Winston	Director	March 22, 2016
Daniel Winston

54