Form 10-Q
period 2016-03-31
Atlantic Alliance Partnership Corp.
filed 2016-05-13
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, the registrant had 10,387,813 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$291,491	$357,077
Prepaid expenses	152,901	157,960
Total Current Assets	444,392	515,037

Cash and marketable securities held in Trust Account	80,792,886	80,764,435
TOTAL ASSETS	$81,237,278	$81,279,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$284,413	$37,700
Deferred underwriting fees	2,690,625	2,690,625
Total Liabilities	2,975,038	2,728,325

Commitments
Ordinary shares subject to possible redemption 6,970,954 and 7,000,909 shares at redemption value as of March 31, 2016 and December 31, 2015, respectively	73,262,239	73,551,146

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,416,859 and 3,386,904 shares issued and outstanding (excluding 6,970,954 and 7,000,909 shares subject to possible redemption) as of March 31, 2016 and December 31, 2015, respectively	5,514,839	5,225,932
Accumulated deficit	(514,838)	(225,931)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,237,278	$81,279,472

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2016	For the Period from January 14, 2015 (inception) through March 31, 2015

Operating and formation costs	$317,358	$3,240
Loss from operations	(317,358)	(3,240)

Other income:
Interest income	28,451	-
Net Loss	$(288,907)	$(3,240)

Weighted average shares outstanding, basic and diluted	3,386,904	1,875,000
Basic and diluted net loss per common share	$(0.09)	$(0.00)

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2016	For the Period from January 14, 2015 (inception) through March 31, 2015

Cash Flows from Operating Activities:
Net loss	$(288,907)	$(3,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(28,451)	-
Changes in operating assets and liabilities:
Prepaid expenses	5,059	-
Accounts payable and accrued expenses	246,713	3,240
Net cash used in operating activities	(65,586)	-

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	-	25,000
Payment of offering costs	-	(15,023)
Net cash provided by financing activities	-	9,977

Net Change in Cash and Cash Equivalents	(65,586)	9,977
Cash and Cash Equivalents – Beginning	357,077	-
Cash and Cash Equivalents – Ending	$291,491	$9,977

Non-cash investing and financing activities:
Payment of offering costs through issuance of related party promissory note	$-	$95,938
Change in value of ordinary shares subject to possible redemption	$288,907	$-

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Alliance Partnership Corp. (the “Company”) is a blank check company incorporated in the British Virgin Islands on January 14, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities (“Business Combination”).

At March 31, 2016, the Company had not yet commenced any operations. All activity through March 31, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on April 28, 2015. On May 4, 2015, the Company consummated the Initial Public Offering of 7,687,500 ordinary shares, no par value per share (“Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option of 187,500 ordinary shares, at $10.00 per Public Share, generating gross proceeds of $76,875,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 778,438 ordinary shares (the “Private Placement Shares”) at a price of $10.00 per share in a private placement to the Company’s sponsor, AAP Sponsor (PTC) Corp., a British Virgin Islands company (“AAP Sponsor”), generating gross proceeds of $7,784,380, which is described in Note 4.

Transaction costs amounted to $5,907,302, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $526,052 of Initial Public Offering costs. In addition, as of March 31 2016, $291,491 of cash was held outside of the Trust Account and was available for working capital purposes.

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

MARCH 31, 2016

(Unaudited)

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2016, the Company had $291,491 in its operating bank accounts, $80,792,886 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital of $159,979. As of March 31, 2016, $63,937 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from AAPC Sponsor, its stockholders, officers, directors, or third parties. In March 2016, certain of the Company’s directors verbally agreed to advance the Company $125,000 each, for an aggregate of $500,000, to fund its expenses prior to a Business Combination (see Note 5). As of March 31, 2016, there were no advances outstanding. The Company received an aggregate of $500,000 in advances in April and May 2016. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Additionally, the Company’s officers and directors and AAPC Sponsor may, but are not obligated to, loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Up to $1,000,000 of Working Capital Loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender.

Other than as described above, none of the stockholders, officers or directors, AAPC Sponsor or third parties is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from January 14, 2015 (inception) through December 31, 2015 as filed with the SEC on March 23, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from January 14, 2015 (inception) through December 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

MARCH 31, 2016

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and the concurrent private placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2016, cash and marketable securities held in the Trust Account consisted of $80,792,886, inclusive of interest earned, in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016 and December 31, 2015, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares as of March 31, 2015 were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Ordinary shares subject to possible redemption at March 31, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2016, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

MARCH 31, 2016

(Unaudited)

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

Related Party Advances and Loans

In March 2016, certain of the Company’s directors verbally agreed to advance the Company an aggregate of $500,000 in order to finance transaction costs in connection with a Business Combination. As of March 31, 2016, no amounts were outstanding under the advances. The Company received an aggregate of $500,000 in advances in April and May 2016. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

Other than as described above, AAP Sponsor or an affiliate of AAP Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of Working Capital Loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 6. COMMITMENTS & CONTINGENCIES

Transaction Fee Arrangement

On January 8, 2016, the Company entered into an arrangement with a law firm for legal services to be provided in connection with preliminary work on a proposed Business Combination. In the event of a completed Business Combination, the Company’s liability will be approximately $1,000,000. If the proposed Business Combination does not occur, the Company would be required to pay 65% of incurred time. As of March 31, 2016, the Company incurred approximately $312,000 of fees, of which approximately $203,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet and $109,000 has not been accrued since it is contingent upon the closing of the proposed Business Combination.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2016, there are no preferred shares designated, issued or outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2016 there were 3,416,859 ordinary shares issued and outstanding (excluding 6,970,954 ordinary shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$80,792,886	$80,764,435

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

TLA Business Combination

On May 3, 2016, the Company issued an announcement stating that the Board of Directors of the Company and TLA Worldwide plc, a public limited company registered in England and Wales (“TLA”), have reached agreement on the terms of a recommended offer by the Company for the entire issued and to be issued ordinary share capital of TLA (the “TLA Business Combination”). In connection with the TLA Business Combination, the Company intends to acquire all outstanding shares of TLA in a cash and stock transaction.

Pursuant to the terms of the TLA Business Combination, TLA shareholders will be entitled to receive 10 ordinary shares of the Company for each 107 TLA shares held. A partial cash alternative up to a maximum aggregate amount of $60 million will be made available to TLA shareholders pursuant to which TLA shareholders may elect to receive 61.5 pence in cash per TLA share (subject to scale-back in accordance with the terms of the partial cash alternative) instead of some or all of the Company’s ordinary shares to which they would otherwise be entitled to receive.

The TLA Business Combination will be conditioned upon, among other things, (i) approval of the TLA Business Combination and the issuance of the Company’s ordinary shares to the shareholders of TLA in connection with the TLA Business Combination by holders of at least a majority of the votes of the Company’s ordinary shares entitled to vote thereon which are voted at the Company’s special meeting, (ii) approval of the Company’s proposed Amended & Restated Articles of Association (the “Amendment”) by holders of at least 65% of the Company’s ordinary shares which are voted at the Company’s special meeting, (iii) the Company receiving redemption requests in respect of not more than 3,635,735 ordinary shares of the Company (or such higher number of ordinary shares as the Company’s board of directors may determine having regard to elections made for the partial cash alternative) in connection with the Amendment and the TLA Business Combination, (iv) approval of the transaction by a majority in number of TLA shareholders who vote at the TLA shareholder meeting and who represent at least 75% of the shares voted, (v) approval of special resolutions related to the TLA Business Combination by TLA shareholders representing at least 75% of the shares voted at a further general meeting of TLA shareholders, and (vi) the sanction of the transaction by the High Court of Justice in England and Wales. It is expected that, subject to the satisfaction or waiver of all relevant conditions, the TLA Business Combination will be completed in 2016.

Credit Agreement

On May 2, 2016, the Company, as borrower, the lenders from time to time party thereto and SunTrust Bank, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”), which provides for senior secured credit facilities comprised of delayed draw term loans in an aggregate principal amount equal to $24,500,000.  Borrowings under the Credit Agreement will be used to pay cash amounts due to TLA shareholders in connection with the TLA Business Combination and to pay the Company’s fees and expenses incurred in connection therewith, and no amounts will be drawn by the Company under the Credit Agreement until completion of the proposed TLA Business Combination.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

TLA Business Combination

On May 3, 2016, the Company issued an announcement stating that the Board of Directors of the Company and TLA Worldwide plc, a public limited company registered in England and Wales (“TLA”), have reached agreement on the terms of a recommended offer by the Company for the entire issued and to be issued ordinary share capital of TLA (the “TLA Business Combination”). In connection with the TLA Business Combination, the Company intends to acquire all outstanding shares of TLA in a cash and stock transaction.

Pursuant to the terms of the TLA Business Combination, TLA shareholders will be entitled to receive 10 ordinary shares of the Company for each 107 TLA shares held. A partial cash alternative up to a maximum aggregate amount of $60 million will be made available to TLA shareholders pursuant to which TLA shareholders may elect to receive 61.5 pence in cash per TLA share (subject to scale-back in accordance with the terms of the partial cash alternative) instead of some or all of the Company’s ordinary shares to which they would otherwise be entitled to receive.

The TLA Business Combination will be conditioned upon, among other things, (i) approval of the TLA Business Combination and the issuance of the Company’s ordinary shares to the shareholders of TLA in connection with the TLA Business Combination by holders of at least a majority of the votes of the Company’s ordinary shares entitled to vote thereon which are voted at the Company’s special meeting, (ii) approval of the Company’s proposed Amended & Restated Articles of Association (the “Amendment”) by holders of at least 65% of the Company’s ordinary shares which are voted at the Company’s special meeting, (iii) the Company receiving redemption requests in respect of not more than 3,635,735 ordinary shares of the Company (or such higher number of ordinary shares as the Company’s board of directors may determine having regard to elections made for the partial cash alternative) in connection with the Amendment and the TLA Business Combination, (iv) approval of the transaction by a majority in number of TLA shareholders who vote at the TLA shareholder meeting and who represent at least 75% of the shares voted, (v) approval of special resolutions related to the TLA Business Combination by TLA shareholders representing at least 75% of the shares voted at a further general meeting of TLA shareholders, and (vi) the sanction of the transaction by the High Court of Justice in England and Wales. It is expected that, subject to the satisfaction or waiver of all relevant conditions, the TLA Business Combination will be completed in 2016.

Credit Agreement

On May 2, 2016, the Company, as borrower, the lenders from time to time party thereto and SunTrust Bank, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”), which provides for senior secured credit facilities comprised of delayed draw term loans in an aggregate principal amount equal to $24,500,000.  Borrowings under the Credit Agreement will be used to pay cash amounts due to TLA shareholders in connection with the TLA Business Combination and to pay the Company’s fees and expenses incurred in connection therewith, and no amounts will be drawn by the Company under the Credit Agreement until completion of the proposed TLA Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to March 31, 2016 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2016, we had a net loss of $288,907, which consisted of operating costs and target identification expenses of $317,358 offset by interest income on marketable securities held in our Trust Account of $28,451. Net Loss of $3,240 for the period from January 14, 2015 (inception) through March 31, 2015 consisted of formation costs incurred in preparation for our Initial Public Offering, which was consummated on May 4, 2015.

Liquidity and Capital Resources

On May 4, 2015, we consummated the initial public offering of 7,687,500 ordinary shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, at a price of $10.00 per share generating gross proceeds of $76,875,000. Simultaneously with the closing of the initial public offering, we consummated the private sale of 778,438 ordinary shares to AAPC Sponsor, generating gross proceeds of $7,784,380. Following the initial public offering, a total of $80,718,750 was placed into a trust account and we had $535,323 of cash held outside of the trust account and available for working capital purposes. We incurred $5,907,302 in our initial public offering related costs, including $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the trust account) and $526,052 of initial public offering costs.

As of March 31, 2016, we had cash and marketable securities held in the trust account of $80,792,886 (including $63,937 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes. Through March 31, 2016, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of March 31, 2016, we had cash of $291,491, held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of March 31, 2016, we had accounts payable and accrued expenses of $284,413. On January 8, 2016, we into an arrangement with a law firm for legal services to be provided in connection with preliminary work on a proposed business combination. In the event of a completed business combination, our liability will be approximately $1,000,000. If the proposed business combination does not occur, we would be required to pay 65% of incurred time. As of March 31, 2016, we incurred approximately $312,000 of fees, of which approximately $203,000 is included in accounts payable and accrued expenses and $109,000 has not been accrued since it is contingent upon the closing of the proposed Business Combination.

For the period ended March 31, 2016, cash used in operating activities amounted to $65,586, resulting from a net loss of $288,907 and interest income on marketable securities held in the trust account of $28,451, offset by an increase in our prepaid expenses and accounts payable and accrued expenses of $251,772. Included in our cash used in operating activities during the period ended March 31, 2016 is the payment of our annual 2016 NASDAQ fees of $55,000.

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

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We may need to raise additional capital through loans or additional investments from AAPC Sponsor, stockholders, officers, directors, or third parties. In March 2016, certain of the Company’s directors verbally agreed to advance us an aggregate of $500,000 in order to finance transaction costs in connection with a Business Combination. In April and May 2016, we received an aggregate of $500,000 of advances. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

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

Other than as described above, in order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the private placement shares. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Other than as described above, our sponsor or an affiliate of our sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31 2015 filed with the SEC on March 23, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: May 13, 2016		/s/ Jonathan Goodwin
	Name:	Jonathan Goodwin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016		/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

