Form 10-Q
period 2016-06-30
Atlantic Alliance Partnership Corp.
filed 2016-08-03
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, the registrant had 10,387,813 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$78,826	$357,077
Prepaid expenses	387,632	157,960
Total Current Assets	466,458	515,037

Cash and marketable securities held in Trust Account	80,843,848	80,764,435
TOTAL ASSETS	$81,310,306	$81,279,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$1,032,306	$37,700
Deferred underwriting fees	2,690,625	2,690,625
Advances from related parties	500,000	-
Total Liabilities	4,222,931	2,728,325

Commitments and Contingencies
Ordinary shares subject to possible redemption 6,854,841 and 7,000,909 shares at redemption value as of June 30, 2016 and December 31, 2015, respectively	72,087,374	73,551,146

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,532,972 and 3,386,904 shares issued and outstanding (excluding 6,854,841 and 7,000,909 shares subject to possible redemption) as of June 30, 2016 and December 31, 2015, respectively	6,689,704	5,225,932
Accumulated deficit	(1,689,703)	(225,931)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,310,306	$81,279,472

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,	For the Period from January 14, 2015 (inception) through June 30,
	2016	2015	2016	2015

Operating and formation costs	$1,225,827	$68,948	$1,543,185	$72,188
Loss from operations	(1,225,827)	(68,948)	(1,543,185)	(72,188)

Other income:
Interest income	50,962	9,958	79,413	9,958
Net Loss	$(1,174,865)	$(58,990)	$(1,463,772)	$(62,230)

Weighted average shares outstanding, basic and diluted (1)	3,416,859	2,802,736	3,401,882	2,383,578
Basic and diluted net loss per common share	$(0.34)	$(0.02)	$(0.43)	$(0.03)

(1)	Excludes an aggregate of up to 6,854,841 and 7,025,206 ordinary shares subject to redemption at June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2016	For the Period from January 14, 2015 (inception) through June 30, 2015

Cash Flows from Operating Activities:
Net loss	$(1,463,772)	$(62,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(79,413)	(9,958)
Changes in operating assets and liabilities:
Prepaid expenses	(229,672)	(275,784)
Accounts payable and accrued expenses	994,606	27,802
Net cash used in operating activities	(778,251)	(320,170)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	-	(80,718,750)
Net cash used in investing activities	-	(80,718,750)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	-	25,000
Proceeds from sale of ordinary shares, net of underwriting discounts paid	-	72,375,000
Proceeds from sale of Private Placement Shares	-	7,784,380
Proceeds from sale of over-allotment shares, net of underwriting discounts paid	-	1,809,375
Payment of offering costs	-	(338,845)
Proceeds from advances and promissory notes – related parties	500,000	45,000
Repayment of advances and promissory notes – related parties	-	(173,287)
Net cash provided by financing activities	500,000	81,526,623

Net Change in Cash and Cash Equivalents	(278,251)	487,703
Cash and Cash Equivalents – Beginning	357,077	-
Cash and Cash Equivalents – Ending	$78,826	$487,703

Non-cash investing and financing activities:
Payment of offering costs through issuance of related party promissory note and advances	$-	$128,287
Deferred underwriting fees	$-	$2,690,625
Change in value of ordinary shares subject to possible redemption	$1,463,772	$-
Initial classification of ordinary shares subject to possible redemption	$-	$73,832,755

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

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

At June 30, 2016, the Company had not yet commenced any operations. All activity through June 30, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $5,907,302, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $526,052 of Initial Public Offering costs. In addition, as of June 30, 2016, cash held outside of the Trust Account and available for working capital purposes amounted to $78,826, which includes advances from related parties in the aggregate amount of $500,000 (see Note 5).

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

JUNE 30, 2016

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2016, the Company had $78,826 in its operating bank accounts, $80,843,848 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working deficit of $565,848. As of June 30, 2016, approximately $115,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from AAPC Sponsor, its stockholders, officers, directors, or third parties. As of June 30, 2016, the Company received an aggregate of $500,000 in advances from certain of the Company’s directors. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Additionally, the Company’s officers and directors and AAPC Sponsor may, but are not obligated to, loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Up to $1,000,000 of Working Capital Loans may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from January 14, 2015 (inception) through December 31, 2015 as filed with the SEC on March 23, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from January 14, 2015 (inception) through December 31, 2015. The interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and December 31, 2015.

Cash and marketable securities held in Trust Account

At June 30, 2016 and December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016 and December 31, 2015, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2016, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted the methodologies prescribed by ASU 2014-15 as of January 1, 2016. The adoption of ASU 2014-15 did not have a material effect on the Company’s financial position or results of operations.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Related Party Advances and Loans

In April and May 2016, the Company received an aggregate of $500,000 in advances from certain directors. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

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

NOTE 6. COMMITMENTS & CONTINGENCIES

Transaction Fee Arrangement

On January 8, 2016, the Company entered into an arrangement with a law firm for legal services to be provided in connection with preliminary work on a proposed Business Combination. In the event of a completed Business Combination, the Company’s liability will be approximately $1,000,000. If the proposed Business Combination does not occur, the Company would be required to pay 65% of incurred time. As of June 30, 2016, the Company incurred approximately $1,432,000 of fees, of which approximately $931,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet and $501,000 has not been accrued since it is contingent upon the closing of the proposed Business Combination.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 7. TLA BUSINESS COMBINATION AND CREDIT AGREEMENT

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

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, (i) the LIBOR rate plus a margin or (ii) a base rate plus a margin. The Credit Agreement contains customary representations and warranties, events of default and covenants for a transaction of this type, including, among other things, covenants that restrict the ability of the Company and its subsidiaries to incur certain additional indebtedness, create or permit certain liens on assets, engage in certain mergers or consolidations, engage in asset dispositions, declare or pay dividends and make equity redemptions, enter into certain restrictive agreements, make investments, loans, advances or guarantees, enter into transactions with affiliates, enter into hedging transactions, enter into sale-leaseback transactions or make voluntary payments of subordinated indebtedness.

Borrowings under the Credit Agreement are conditioned on, among other things, the completion of the TLA Business Combination, the accuracy of certain specified representations and warranties and the absence of certain specified defaults. The Credit Agreement matures on the earlier of November 28, 2016 and the date that is 60 days following the funding of the term loans. The description of the Credit Agreement is qualified in its entirety by reference to the Credit Agreement which was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2016.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2016 there were 3,532,972 ordinary shares issued and outstanding (excluding 6,854,841 ordinary shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$80,843,848	$80,764,435

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to June 30, 2016 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2016, we had a net loss of $1,174,865 and $1,463,772, respectively, which consisted of operating costs and target identification expenses of $1,225,827 and $1,543,185, respectively, offset by interest income on marketable securities held in our Trust Account of $50,962 and $79,413. For the three months ended June 30, 2015 and for the period from January 14, 2015 (inception) through June 30, 2015, we had a net loss of $58,990 and $62,230, respectively, consisting of operating costs and target identification expenses.

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

As of June 30, 2016, we had cash and marketable securities held in the trust account of $80,843,848 (including approximately $115,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes. Through June 30, 2016, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As of June 30, 2016, we had cash of $78,826 (mainly from the advances from related parties), held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of June 30, 2016, we had accounts payable and accrued expenses of $1,032,306. On January 8, 2016, we entered into an arrangement with a law firm for legal services to be provided in connection with preliminary work on a proposed business combination. In the event of a completed business combination, our liability will be approximately $1,000,000. If the proposed business combination does not occur, we would be required to pay 65% of incurred time. As of June 30, 2016, we incurred approximately $1,432,000 of fees, of which approximately $931,000 is included in accounts payable and accrued expenses and $501,000 has not been accrued since it is contingent upon the closing of the proposed Business Combination.

For the period ended June 30, 2016, cash used in operating activities amounted to $778,251, resulting from a net loss of $1,463,772 and interest income on marketable securities held in the trust account of $79,413, offset by changes in our working capital of $764,934.

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

We may need to raise additional capital through loans or additional investments from AAPC Sponsor, stockholders, officers, directors, or third parties. In April and May 2016, we received an aggregate of $500,000 in advances from certain directors. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted the methodologies prescribed by ASU 2014-15 as of January 1, 2016. The adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31 2015 filed with the SEC on March 23, 2016 and the preliminary proxy statement filed with the SEC on July 22, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC or preliminary proxy statement, except as discussed below.

If the net proceeds of our initial public offering not being held in the trust account and loans from AAP Sponsor are insufficient, it could limit the amount available to complete our initial business combination and we may be unable to continue as a going concern.

Of the net proceeds of our initial public offering and advances, only $78,826 (as of June 30, 2016) is available to us outside the trust account to fund our working capital requirements. For the six months ended June 30, 2016, we used cash of $778,251 in operating activities. As of June 30, 2016, we had current liabilities of $1,032,306, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to a potential business combination. Such work is continuing after June 30, 2016 and amounts are continuing to accrue. We anticipate deferring payment of some of these costs and paying them in connection with the consummation of the business combination. However, there can be no assurances that we will be able to defer such payments. Funds in the trust account are not available for this purpose absent an initial business combination. If the potential business combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date and we will lack the resources needed to consummate another business combination. There can be no assurances that we will complete this or any other business combination.

If we are required to seek additional capital, we would need to borrow funds from AAP Sponsor, our management team or other third parties to operate or may be forced to liquidate. To date, we have received $500,000 in advances from certain directors in order to finance transaction costs in connection with a business combination. Other than the $500,000 in advances, neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.50 per share on our redemption of our public shares.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: August 3, 2016	/s/ Jonathan Goodwin
	Name:	Jonathan Goodwin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2016	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)