Form 10-Q
period 2016-09-30
Atlantic Alliance Partnership Corp.
filed 2016-11-14
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, the registrant had 3,687,233 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,862	$357,077
Prepaid expenses	179,957	157,960
Total Current Assets	182,819	515,037

Cash and marketable securities held in Trust Account	80,902,181	80,764,435
TOTAL ASSETS	$81,085,000	$81,279,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$2,006,729	$37,700
Deferred underwriting fees	2,690,625	2,690,625
Advances from related parties	520,000	-
Total Liabilities	5,217,354	2,728,325

Commitments and Contingencies
Ordinary shares subject to possible redemption 6,733,997 and 7,000,909 shares at redemption value as of September 30, 2016 and December 31, 2015, respectively	70,867,645	73,551,146

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,653,816 and 3,386,904 shares issued and outstanding (excluding 6,733,997 and 7,000,909 shares subject to possible redemption) as of September 30, 2016 and December 31, 2015, respectively	7,909,433	5,225,932
Accumulated deficit	(2,909,432)	(225,931)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,085,000	$81,279,472

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 14, 2015 (inception) through September 30,
	2016	2015	2016	2015

Operating and formation costs	$1,278,062	$99,443	$2,821,247	$171,631
Loss from operations	(1,278,062)	(99,443)	(2,821,247)	(171,631)

Other income:
Interest income	58,333	16,148	137,746	26,106
Net Loss	$(1,219,729)	$(83,295)	$(2,683,501)	$(145,525)

Weighted average shares outstanding, basic and diluted (1)	3,532,972	3,362,607	3,445,897	2,732,689
Basic and diluted net loss per common share	$(0.35)	$(0.02)	$(0.78)	$(0.05)

(1)	Excludes an aggregate of up to 6,733,997 and 7,010,262 ordinary shares subject to redemption at September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2016	For the Period from January 14, 2015 (inception) through September 30, 2015

Cash Flows from Operating Activities:
Net loss	$(2,683,501)	$(145,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(137,746)	(26,106)
Changes in operating assets and liabilities:
Prepaid expenses	(21,997)	(215,462)
Accounts payable and accrued expenses	1,969,029	18,440
Net cash used in operating activities	(874,215)	(368,653)

Cash Flows from Investing Activities:
Investment of cash and securities held in trust	-	(80,718,750)
Net cash used in investing activities	-	(80,718,750)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	-	25,000
Proceeds from sale of ordinary shares, net of underwriting discounts paid	-	72,375,000
Proceeds from sale of Private Placement Shares	-	7,784,380
Proceeds from sale of over-allotment shares, net of underwriting discounts paid	-	1,809,375
Payment of offering costs	-	(397,765)
Proceeds from advances and promissory notes – related parties	520,000	45,000
Repayment of advances and promissory notes – related parties	-	(173,287)
Net cash provided by financing activities	520,000	81,467,703

Net Change in Cash and Cash Equivalents	(354,215)	380,300
Cash and Cash Equivalents – Beginning	357,077	-
Cash and Cash Equivalents – Ending	$2,862	$380,300

Non-cash investing and financing activities:
Payment of offering costs through issuance of related party promissory note and advances	$-	$128,287
Deferred underwriting fees	$-	$2,690,625
Change in value of ordinary shares subject to possible redemption	$2,683,501	$-
Initial classification of ordinary shares subject to possible redemption	$-	$73,832,755

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

At September 30, 2016, the Company had not yet commenced any operations. All activity through September 30, 2016 related to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company and engaging in due diligence for a Business Combination.

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

Transaction costs amounted to $5,907,302, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which were waived by the underwriter (see Note 10)) and $526,052 of Initial Public Offering costs. In addition, as of September 30, 2016, cash held outside of the Trust Account and available for working capital purposes amounted to $2,862, which includes advances from related parties in the aggregate amount of $520,000 (see Note 5).

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

On November 1, 2016, the Company’s shareholders approved (a) to extend the period of time for which the Company is required to consummate a Business Combination until November 3, 2017 and (b) removing the prohibition on the Company’s offering to redeem public shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company paid cash in the aggregate amount of $73,443,712, or approximately $10.52 per share, to redeeming shareholders. As a result of the payment on the ordinary shares presented for redemption in connection with the Extension Amendment, as of November 1, 2016 cash and marketable securities held in the trust account decreased to $7,479,598 (see Note 10).

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

SEPTEMBER 30, 2016

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

The Company had until November 4, 2016 to complete a Business Combination. In connection with the Extension Amendment approved by the Company’s shareholders on November 1, 2016, the Company has until November 3, 2017 (the “Combination Period”) to complete a Business Combination. However, if the Company is unable to complete a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of the laws of the British Virgin Islands and other applicable law.

The initial shareholder has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares and Private Placement Shares if the Company fails to complete a Business Combination during the Combination Period. However, if the initial shareholder acquires Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.50 per Public Share initially held in the Trust Account. In order to protect the amounts held in the trust account, Messrs. Jonathan Goodwin, Iain Abrahams, Mark Klein, Waheed Alli and Jonathan Mitchell, the Company’s management team, have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Goodwin, Abrahams, Klein, Alli and Mitchell will not be responsible to the extent of any liability for such third party claims.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2016, the Company had $2,862 in its operating bank accounts, $80,902,181 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working deficit of $1,823,910. As of September 30, 2016, approximately $173,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Since inception, the Company has not withdrawn any interest income from the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The Company may need to raise additional capital through loans or additional investments from AAP Sponsor, its shareholders, officers, directors, or third parties. As of September 30, 2016, the Company received an aggregate of $520,000 in advances from certain of the Company’s directors. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination. Additionally, the Company’s officers and directors and AAP Sponsor may, but are not obligated to, loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). Up to $1,000,000 of Working Capital Loans (including the $520,000 of advances as of September 30, 2016, described above) could be converted into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. See Note 10 for discussion of additional advances received and subsequent conversion of all advances into ordinary shares of the Company.

Other than as described above, none of the shareholders, officers or directors, AAP Sponsor or third parties is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period from January 14, 2015 (inception) through December 31, 2015 as filed with the SEC on March 23, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from January 14, 2015 (inception) through December 31, 2015. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 and December 31, 2015.

Cash and marketable securities held in Trust Account

At September 30, 2016 and December 31, 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2016 and December 31, 2015, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at September 30, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At September 30, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2016, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Related Party Advances and Loans

During the nine months ended September 30, 2016, the Company received an aggregate of $520,000 in advances from certain directors. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination (see Note 10).

Other than as described above, AAP Sponsor or an affiliate of AAP Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of Working Capital Loans (including the $520,000 as of September 30, 2016 described above) could be converted into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares.

As more fully discussed in Note 10, on November 1, 2016, an aggregate of $1,000,000 of outstanding advances from certain directors of the Company or their affiliates (through AAP Sponsor) were converted into ordinary shares of the Company at a conversion price of $10.00 per share. AAP Sponsor shall not be entitled to (i) vote such Conversion Shares in connection with a Business Combination or (ii) redeem such Conversion Shares (as defined in Note 10) in connection with the liquidation of the Company.

Related Party Business Combination Expenses

Certain of the Company’s directors incurred expenses in connection with a potential Business Combination. In the event of a successful Business Combination, the amount of such expenses to be reimbursed would have be determined in light of all the facts and circumstances at that point in time. On November 1, 2016, the directors waived their right of reimbursement (see Note 10).

NOTE 6. COMMITMENTS & CONTINGENCIES

Transaction Fee Arrangement

On January 8, 2016, the Company entered into an arrangement with a law firm for legal services to be provided in connection with preliminary work on a proposed Business Combination. In the event of a completed Business Combination, the Company’s liability would have been approximately $1,000,000. If the proposed Business Combination did not occur, the Company would have been required to pay 65% of incurred time. Effective September 13, 2016, all efforts related to such potential Business Combination were terminated. As of September 30, 2016, the Company incurred approximately $1,200,000 of fees, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The underwriters were entitled to an underwriting discount of 7.0%, or $5,381,250, of which three and one-half percent (3.5%), or $2,690,625, was paid in cash at the closing of the Initial Public Offering on May 4, 2015, and up to three and one-half percent (3.5%), or $2,690,625, had been deferred. The deferred fee was payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement. As more fully discussed in Note 10, on November 1, 2016, the representative of the underwriters waived the deferred fee payable.

NOTE 7. TLA BUSINESS COMBINATION AND CREDIT AGREEMENT

TLA Business Combination

On May 3, 2016, the Company issued an announcement stating that the Board of Directors of the Company and TLA Worldwide plc, a public limited company registered in England and Wales (“TLA”), had reached agreement on the terms of a recommended offer by the Company for the entire issued and to be issued ordinary share capital of TLA (the “TLA Business Combination”). In connection with the TLA Business Combination, the Company intended to acquire all outstanding shares of TLA in a cash and stock transaction.

On September 13, 2016, the Company’s Board of Directors determined that it was no longer in the best interests of the Company’s shareholders for the Company to proceed with the TLA Business Combination considering TLA’s withdrawal of its recommendation to TLA shareholders. As a result, the United Kingdom Panel on Takeovers and Mergers has confirmed that the offer will be withdrawn as also agreed with TLA.

Credit Agreement

On May 2, 2016, the Company, as borrower, the lenders from time to time party thereto and SunTrust Bank, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”), which provided for senior secured credit facilities comprised of delayed draw term loans in an aggregate principal amount equal to $24,500,000.  Borrowings under the Credit Agreement would have been used to pay cash amounts due to TLA shareholders in connection with the TLA Business Combination and to pay the Company’s fees and expenses incurred in connection therewith, and no amounts could have been drawn by the Company under the Credit Agreement until completion of the proposed TLA Business Combination.

As a result of the Company’s determination not proceed with the TLA Business Combination on September 13, 2016, the Credit Agreement was terminated.

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2016 there were 3,653,816 ordinary shares issued and outstanding (excluding 6,733,997 ordinary shares subject to possible redemption).

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2016	December 31, 2015
Assets:
Cash and marketable securities held in Trust Account	1	$80,902,181	$80,764,435

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

During October 2016, the Company received an additional aggregate amount of $2,332,000 in advances from certain directors of the Company or their affiliates (through AAP Sponsor). The advances were non-interest bearing, unsecured and to be repaid upon the completion of a Business Combination. Up to $1,000,000 of all advances to such date (including the $520,000 advanced as of September 30, 2016) were expected to be converted at $10.00 per share and the remaining advances were expected to be converted at $10.50 per share (the “Conversion Shares”), following the Company’s shareholder meeting to be held on November 1, 2016.

On November 1, 2016, (i) an aggregate of $1,000,000 of outstanding advances from certain directors of the Company or their affiliates (through AAP Sponsor) were converted into ordinary shares of the Company at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of outstanding advances from certain directors of the Company or their affiliates were converted into ordinary shares of the Company at a conversion price of $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to AAP Sponsor in connection with such conversions. AAP Sponsor shall not be entitled to (i) vote such Conversion Shares in connection with a Business Combination or (ii) redeem such Conversion Shares in connection with the liquidation of the Company.

On November 1, 2016, the Company amended certain letter agreements, dated as of April 28, 2015, by and among the Company and AAP Sponsor, officers and directors (the “Insiders” and such letter agreements, the “Letter Agreements”) pursuant to which (1) the Insiders shall be entitled to redemption and liquidation rights, as applicable, with respect to any ordinary shares of the Company (other than founder shares, Private Placement Shares and Conversion Shares) they hold (i) if the Company fails to consummate a Business Combination by November 3, 2017 or (ii) in connection with the consummation of a Business Combination and (2) the Insiders shall not have the right to vote any ordinary shares of the Company issuable upon conversion of convertible debt of the Company held by the Insiders in connection with a Business Combination (including the Conversion Shares).

On November 1, 2016, the Company’s directors waived any and all right, title, interest or claim of any kind (“Claim”) in or to any distribution of or from the Trust Account and also agreed not to seek recourse, reimbursement, payment or satisfaction for any Claim against the Trust Account for any reason whatsoever. Accordingly, any expenses incurred by the directors are no longer due or payable.

On November 1, 2016, the representative of the underwriters agreed to waive in full its right to receive its deferred fee in the amount of $2,690,625, which had been held in the Trust Account pursuant to the underwriting agreement entered into by and between the Company and the underwriters in connection with the Initial Public Offering. Accordingly, no further payments will be due and payable to the underwriters by the Company in the event that the Company completes a Business Combination.

On November 1, 2016, the Company held a special meeting in lieu of an annual meeting of shareholders, pursuant to which the shareholders approved (a) to extend the period of time for which the Company is required to consummate a Business Combination until November 3, 2017 and (b) removing the prohibition on the Company’s offering to redeem public shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination. The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company distributed $73,443,712, or approximately $10.52 per share, to redeeming shareholders. In addition, an aggregate of $144,602 was distributed as a cash payment to shareholders that voted to approve the Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 public shares of the Company that was voted to approve the Extension Amendment. The cash payment did not come from the Company’s Trust Account but was paid from funds loaned to the Company by AAP Sponsor.

On November 7, 2016, Mr. Jonathan Goodwin resigned as the Chief Executive Officer and director of the Company and Mr. Waheed Alli resigned as the Chairman of the Company. On November 7, 2016, the Board of Directors of the Company appointed Mr. Iain Abrahams as the Chief Executive Officer of the Company and Mr. Mark Klein (a director of the Company prior to such date) as the Chairman of the Company. Mr. Abrahams will continue to serve as a director of the Company. Mr. Daniel Winston was appointed to serve on the audit committee of the Board in lieu of Mr. Abrahams.

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

Recent Developments

TLA Business Combination

On May 3, 2016, the Company issued an announcement stating that the Board of Directors of the Company and TLA Worldwide plc, a public limited company registered in England and Wales (“TLA”), had reached agreement on the terms of a recommended offer by the Company for the entire issued and to be issued ordinary share capital of TLA (the “TLA Business Combination”). In connection with the TLA Business Combination, the Company intended to acquire all outstanding shares of TLA in a cash and stock transaction.

On September 13, 2016, the Company’s Board of Directors determined that it was no longer in the best interests of the Company’s shareholders for the Company to proceed with the TLA Business Combination considering TLA’s withdrawal of its recommendation to TLA shareholders. As a result, the United Kingdom Panel on Takeovers and Mergers has confirmed that the offer will be withdrawn as also agreed with TLA.

Credit Agreement

On May 2, 2016, the Company, as borrower, the lenders from time to time party thereto and SunTrust Bank, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”), which provided for senior secured credit facilities comprised of delayed draw term loans in an aggregate principal amount equal to $24,500,000.  Borrowings under the Credit Agreement would have been used to pay cash amounts due to TLA shareholders in connection with the TLA Business Combination and to pay the Company’s fees and expenses incurred in connection therewith, and no amounts could have been drawn by the Company under the Credit Agreement until completion of the proposed TLA Business Combination.

As a result of the Company’s determination not proceed with the TLA Business Combination on September 13, 2016, the Credit Agreement was terminated.

On November 1, 2016, we held a special meeting in lieu of an annual meeting of shareholders pursuant to which the shareholders approved (a) to extend the period of time for which we are required to consummate a Business Combination until November 3, 2017 and (b) removing the prohibition on the offering to redeem public shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination. The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company distributed $73,443,712, or approximately $10.52 per share, to redeeming shareholders. In addition, an aggregate of $144,602 was distributed as a cash payment to shareholders that voted to approve the Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 public shares that was voted to approve the Extension Amendment. The cash payment did not come from our trust account but was paid from funds loaned to us by AAP Sponsor.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to September 30, 2016 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2016, we had a net loss of $1,219,729 and $2,683,501 respectively, which consisted of operating costs and target identification expenses of $1,278,062 and $2,821,247 respectively, offset by interest income on marketable securities held in our Trust Account of $58,333 and $137,746. For the three months ended September 30, 2015 and for the period from January 14, 2015 (inception) through September 30, 2015, we had a net loss of $83,295 and $145,525, respectively, consisting of operating costs and target identification expenses, offset by interest income on marketable securities held in our Trust Account.

Liquidity and Capital Resources

On May 4, 2015, we consummated the initial public offering of 7,687,500 ordinary shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, at a price of $10.00 per share generating gross proceeds of $76,875,000. Simultaneously with the closing of the initial public offering, we consummated the private sale of 778,438 ordinary shares to AAP Sponsor, generating gross proceeds of $7,784,380. Following the initial public offering, a total of $80,718,750 was placed into a trust account and we had $535,323 of cash held outside of the trust account and available for working capital purposes. We incurred $5,907,302 in our initial public offering related costs, including $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which deferred fees were waived on November 1, 2016) and $526,052 of initial public offering costs.

As of September 30, 2016, we had cash and marketable securities held in the trust account of $80,902,181 (including approximately $173,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes. Through September 30, 2016, we did not withdraw any funds from the interest earned on the trust account. Other than deferred underwriting fees payable in the event of a business combination, no amounts are payable to the underwriters of our initial public offering.

As a result of the payment of $73,443,712 to the holders of the aggregate of 6,976,958 ordinary shares presented for redemption in connection with the Extension Amendment, as of November 1, 2016 cash and marketable securities held in the trust account amounted to $7,479,598.

As of September 30, 2016, we had cash of $2,862 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of September 30, 2016, we had accounts payable and accrued expenses of $2,006,729. On January 8, 2016, we entered into an arrangement with a law firm for legal services to be provided in connection with preliminary work on a proposed business combination. In the event of a completed business combination, our liability would have been approximately $1,000,000. If the proposed business combination did not occur, we would have been required to pay 65% of incurred time. Effective September 13, 2016, all efforts related to such potential Business Combination were terminated. As of September 30, 2016, the Company incurred approximately $1,200,000 of fees, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

For the period ended September 30, 2016, cash used in operating activities amounted to $874,215, resulting from a net loss of $2,683,501 and interest income on marketable securities held in the trust account of $137,746, offset by changes in our working capital of $1,947,032.

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

We may need to raise additional capital through loans or additional investments from AAP Sponsor, shareholders, officers, directors, or third parties. Through September 30, 2016, we received an aggregate of $520,000 in advances from certain directors. The advances are non-interest bearing, unsecured and will only be repaid upon the completion of a Business Combination.

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

Other than as described above, in order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, AAP Sponsor or an affiliate of AAP Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,000,000 of such loans (including the $520,000 as of September 30, 2016 described above) may be convertible into shares of the post business combination entity at a price of $10.00 per share at the option of the lender. Shares would be substantially identical to the private placement shares.

During October 2016, we received an additional aggregate amount of $2,332,000 in advances from certain directors or their affiliates (through AAP Sponsor). The advances were non-interest bearing, unsecured and to be repaid upon the completion of a Business Combination. Up to $1,000,000 of all advances to such date (including the $520,000 advanced as of September 30, 2016) were expected to be converted at $10.00 per share and the remaining advances were expected to be converted at $10.50 per share (the “Conversion Shares”), following our shareholder meeting to be held on November 1, 2016.

On November 1, 2016, (i) an aggregate of $1,000,000 of outstanding advances from certain directors or their affiliates (through AAP Sponsor) were converted into ordinary shares at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of outstanding advances from certain directors or their affiliates were converted into ordinary shares at a conversion price of $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to AAP Sponsor in connection with such conversions. AAP Sponsor shall not be entitled to (i) vote in connection with a Business Combination or (ii) redeem such Conversion Shares in connection with the liquidation of the Company.

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

Additionally, on November 1, 2016, the representative of the underwriters agreed to waive in full its right to receive its deferred fee in the amount of $2,690,625, which had been held in the trust account pursuant to the underwriting agreement entered into by and between us and the underwriters in connection with the initial public offering. Accordingly, no further payments will be due and payable to the underwriters by us in the event that we complete a business combination.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Of the net proceeds of our initial public offering and advances, only $2,862 (as of September 30, 2016) was available to us outside the trust account to fund our working capital requirements. For the nine months ended September 30, 2016, we used cash of $874,215 in operating activities. As of September 30, 2016, we had current liabilities of $2,006,729, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to a potential business combination. Effective September 13, 2016, all efforts related to such potential business combination were terminated. Funds in the trust account are not available for paying these costs absent an initial business combination. If a business combination is not consummated, we would lack the resources to pay all of the liabilities that have been incurred by us to date and we will lack the resources needed to consummate another business combination. There can be no assurances that we will complete a business combination.

If we are required to seek additional capital, we would need to borrow funds from AAP Sponsor, our management team or other third parties to operate or may be forced to liquidate. To date, we have received $2,852,000 in advances from certain directors in order to finance transaction costs in connection with a business combination. On November 1, 2016, (i) $1,000,000 of the outstanding advances were converted into ordinary shares of the Company at a conversion price of $10.00 per share and (ii) $1,852,000 of the outstanding advances were converted into ordinary shares of the Company at a conversion price of $10.50 per share. Other than the $2,852,000 in advances (all of which have been converted into ordinary shares), neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.52 per share on our redemption of our public shares.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: November 14, 2016	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

