Form 10-K
period 2016-12-31
Atlantic Alliance Partnership Corp.
filed 2017-03-15
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, based on its last reported sales price of $10.39 on the NASDAQ Capital Market, was approximately $85,613,000.

As of March 10, 2017, there were 3,687,233 ordinary shares, no par value, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“Companies Act” and “Insolvency Act” are to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003, of the British Virgin Islands, respectively.

●	“founder shares” refer to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“initial shareholder” is to the holder of our founder shares prior to our initial public offering;

●	“memorandum and articles of association” are to our Amended and Restated Memorandum of Association, filed in British Virgin Islands on April 28, 2015;

●	“management” or our “management team” are to our current executive officers and directors;

●	“ordinary shares” refer to the ordinary shares of no par value in the company;

●	“private placement shares” are to the ordinary shares issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our ordinary shares sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholder and management team to the extent our initial shareholder and/or members of our management team have purchased public shares, provided that our initial shareholder’s and members of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“sponsor” is to AAP Sponsor (PTC) Corp., a business company incorporated in the British Virgin Islands with limited liability; and

●	“we,” “us,” “company” or “our company” are to Atlantic Alliance Partnership Corp., a business company incorporated in the British Virgin Islands with limited liability.

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

PART I

Item 1. Business

Introduction

We are a blank check company incorporated in the British Virgin Islands as a business company with limited liability (meaning that our shareholders have no additional liability, as members of our company, for the liabilities of our company over and above the amount paid for their shares) and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities which we refer to throughout this Report as our initial business combination. We have conducted no operations and have generated no revenues to date and we will not generate operating revenues until, at the earliest, after we consummate our initial business combination.

Although we anticipate acquiring a target business that is an operating business, we are not obligated to do so and may determine instead to merge with or acquire a company with no operating history if the terms of the transaction are determined by us to be favorable to our public shareholders and the target business has a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued on the trust account) at the time of the agreement to enter into the initial business combination. In such event, investors would not have the benefit of basing the decision on whether to remain with our company following such transaction on the past operations of such target business. Furthermore, in such a situation, many of the acquisition criteria and guidelines set forth in this Report may be rendered irrelevant. If we do not obtain a fairness opinion from an independent investment banking firm that is a member of Financial Industry Regulating Authority, or FINRA, or an accounting firm, with respect to such criteria, the fair market value of such a target would be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. We can provide no assurances that our management team’s expertise will guarantee a successful initial business combination. In addition, our management team is not required to devote a significant or certain amount of time to our businesses on a monthly basis and our management team is currently devoting time to, and is involved with, other businesses.

Business Strategy

We seek to capitalize on the substantial deal sourcing, investing and operating expertise of our sponsor and management team led by our Chief Executive Officer, Iain Abrahams. We may pursue an acquisition opportunity in any industry or sector and in any region. We intend to capitalize on the ability of our management team to identify, acquire and operate a business. We are not specifically focused on business combinations with companies in which our sponsor, officers, directors or their affiliates hold interests. In such circumstance where we acquire a company in which such parties own an interest, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA, that our initial business combination is fair to our company from a financial point of view.

Prior to the change of our management team in November 2016, we were focused on industries that complemented our prior management team’s background. We therefore were focused on companies in the media, internet and consumer sector operating in the United Kingdom and Europe (which may have included a business based in Europe which has operations or opportunities outside of Europe). As described below under the heading “Significant Activities Since Inception—TLA Agreement,” in May 2016, we entered into an agreement to acquire a company registered in England and Wales and subsequently terminated such agreement in September 2016.

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

Significant Activities Since Inception

Initial Public Offering

On May 4, 2015, we consummated our initial public offering of 7,687,500 ordinary shares, no par value, which included a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, pursuant to registration statement on Form S-1 (File No. 333-202235). The ordinary shares were sold at an offering price of $10.00 per ordinary share, generating gross proceeds of $76,875,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of the initial public offering, we completed a private placement of 778,438 ordinary shares, issued to our sponsor, generating gross proceeds of $7,784,380. A total of $80,718,750 of the net proceeds from initial public offering and private placement were placed in a trust account established for the benefit of our public shareholders. The ordinary shares began trading on April 29, 2015 on the NASDAQ Capital Market under the symbol “AAPC”.

TLA Agreement

On May 3, 2016, we issued an announcement stating that our board of directors and TLA Worldwide plc, a public limited company registered in England and Wales (“TLA”), reached an agreement on the terms of a recommended offer by us for the entire issued and to be issued ordinary share capital of TLA. On September 13, 2016, our board determined that it was no longer in the best interests of our shareholders for us to proceed with such offer considering TLA’s withdrawal of its recommendation to its shareholders.

Conversion of Loans

As of October 19, 2016, we received advances in the aggregate amount of $2,332,000 from certain of our directors (through our sponsor) in order to pay fees owed in connection with our withdrawn offer to acquire TLA in September 2016. Such advances are in addition to an aggregate of $520,000 previously advanced. On November 1, 2016, (i) an aggregate of $1,000,000 of such advances were converted into ordinary shares at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of such advances were converted into ordinary shares at a conversion price of approximately $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to our sponsor in connection with such conversions. Our sponsor shall not be entitled to (A) vote such shares in connection with a business combination or (B) redeem such shares in connection with our liquidation.

Submission of Matters to a Vote of Security Holders

On November 1, 2016, we held a special meeting in lieu of an annual meeting of shareholders. At such meeting, the shareholders approved the following items:

●	an amendment to our memorandum and articles of association (A) extending the date by which we must consummate our initial business combination from November 4, 2016 to November 3, 2017; and (B) removing the prohibition on our offering to redeem public shares held by our sponsor or its affiliates, directors or officers in connection with the consummation of a business combination;

●	an amendment to the Investment Management Trust Agreement between us and Continental Stock Transfer & Trust Company and the Company (“Continental”) extending the date on which to commence liquidation of our trust account to November 3, 2017;

●	to direct the election of each of John Service and Daniel Winston as a director, to serve until the 2019 annual meeting of shareholders or until his successor is elected and qualified; and

●	to direct the ratification of the selection by our audit committee of Marcum LLP to serve as our independent registered public accounting firm for the year ended December 31, 2016.

The number of ordinary shares presented for redemption in connection with such meeting was 6,976,958. An aggregate of approximately $73,400,000 (approximately $10.53 per share) was returned to holders of such shares. In addition, an aggregate of approximately $145,000 was distributed to shareholders that voted to approve such extension, which amount is equal to $0.02 for each of the 7,230,088 public shares that were voted to approve such extension.

Amendments to Letter Agreements

On November 1, 2016, we amended those certain Letter Agreements, dated as of April 28, 2015, by and among us and our sponsor, officers and directors to provide that:

●	such insiders shall be entitled to redemption and liquidation rights, as applicable, with respect to any ordinary shares (other than founder shares, private placement shares and shares issued or issuable upon conversion of our debt held by insiders) it holds (i) if we fail to consummate a business combination by November 3, 2017 or (ii) in connection with the consummation of a business combination; and

●	such insiders shall not have the right to vote any ordinary shares issuable upon conversion of our debt held by such insiders in connection with a business combination.

Waiver of Deferred Underwriting Fee

On November 1, 2016, Citigroup Global Markets Inc. (“Citi”), the representative of the underwriters in connection with our initial public offering, waived its right to receive its deferred underwriting fee, in full, in the amount of $2,690,625, which amount had been held in our trust account pursuant to the underwriting agreement entered into by and between the Company and Citi in connection with our initial public offering.

Appointment and Departure of Certain Officers and Directors

On November 7, 2016, Mr. Jonathan Goodwin resigned as our Chief Executive Officer and a director, and Mr. Waheed Alli resigned as our Chairman, each to pursue other professional interests. Such resignations were not the result of any disagreement with us.

On November 7, 2016, our board of directors appointed Mr. Iain Abrahams as our Chief Executive Officer and Mr. Mark Klein (a director of the Company prior to such date) as our Chairman. Mr. Abrahams will continue to serve as a director. Mr. Daniel Winston has been appointed to serve on our audit committee in lieu of Mr. Abrahams.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or an accounting firm, with respect to the satisfaction of such criteria.

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

Sourcing of Potential Business Combination Targets

Our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world, including in the case of Mr. Abrahams the contacts and relationships he has developed resulting from his involvement in Fox Investments Limited, in the case of Mr. Klein the contacts and relationships he has developed resulting from his involvement in M. Klein & Company, LLC, and in the case of Mr. Mitchell, the contacts and relationships he developed resulting from his involvement with B. Riley Capital Management, LLC (formerly MK Capital Advisors, LLC). This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $8,076,000 (including $595,939 of cash held outside of the trust account as of December 31, 2016), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the remaining proceeds of our initial public offering and the private placement of the private placement shares, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses and Potential Finder’s Fees

Target business candidates are brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus relating to our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage professional firms or other individuals, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. None of our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, will be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) except that we may pay Lepe Partners LLP, an entity affiliated with our former President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the remaining proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us, other than Lepe Partners LLP and/or M. Klein & Co. LLC. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an accounting firm with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination, except that we may pay Lepe Partners LLP, an entity affiliated with our former President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the remaining proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

The amount in the trust account is approximately $10.53 per public share. Our initial shareholder has entered into a letter agreement with us, as amended, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares, private placement shares and any shares issued upon conversion of debt it may hold in connection with the completion of our initial business combination.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholder has agreed to vote its founder shares, private placement shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholder has entered into a letter agreement with us, as amended, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares, private placement shares and shares issued upon conversion of debt in connection with the completion of an initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete an initial business combination with a different target until November 3, 2017.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have until November 3, 2017 to complete our initial business combination. If we are unable to complete our initial business combination by November 3, 2017, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes (and less up to $100,000 in interest reserved for expenses in connection with our dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations to provide for claims of creditors and the requirements of the laws of the British Virgin Islands and other applicable law. There will be no redemption rights or liquidating distributions with respect to our founder shares or placement shares, which will expire worthless if we fail to consummate our initial business combination within the above time period. The redemption of public shareholders from the trust account shall be done automatically by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the BVI Business Companies Act, 2004 or the Companies Act.

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

Our initial shareholder has entered into a letter agreement with us, as amended, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to its founder shares, private placement shares and shares issued upon conversion of debt if we fail to complete our initial business combination by November 3, 2017. However, if our initial shareholder acquires public shares after our initial public offering, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by November 3, 2017.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2017, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (and less up to $100,000 in interest reserved for expenses in connection with our dissolution) divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $595,939 of proceeds held outside the trust account (as of December 31, 2016), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not previously released to us to pay taxes on interest earned in the trust account, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the remaining net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.50 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.50 per share.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell, our management team, have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell have sufficient funds to satisfy their indemnity obligations and we have not asked Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell to reserve for such indemnification obligations. Therefore, we cannot assure you that Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell would be able to satisfy those obligations. None of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced and Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell to enforce their indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell to enforce their indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the disinterested directors determine that a favorable outcome is not likely. We have not asked Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell to reserve for such indemnification obligations and we cannot assure you that Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.50 per public share.

We will seek to reduce the possibility that Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $595,939 from the remaining proceeds of our initial public offering (as of December 31, 2016) with which to pay any such potential claims plus interest released to us (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination November 3, 2017 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2017, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest previously released to us to pay taxes), divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

Specifically, our memorandum and articles of association provide, among other things, that:

●	if we are unable to consummate our initial business combination by November 3, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our tax obligations (less $100,000 which we may reserve for expenses of our liquidation or dissolution), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations to provide for claims of creditors and the requirements of the laws of the British Virgin Islands and other applicable law;

●	after the consummation of our initial public offering and prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

●	although we do not currently intend to enter into an initial business combination with a target business that is affiliated with our initial shareholder, our directors or officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an accounting firm reasonably acceptable to the underwriters that such an initial business combination is fair to our shareholders from a financial point of view;

●	if a shareholder vote on our initial business combination is not required by law or NASDAQ and we do not decide to hold a shareholder vote for business or other reasons, we shall offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to consummating our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act; and

●	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

We are required to evaluate and report on our internal control procedures for the fiscal year ended December 31, 2016 as required by the Sarbanes-Oxley Act. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

If the net proceeds of our initial public offering not being held in the trust account and loans from AAP Sponsor are insufficient, it could limit the amount available to complete our initial business combination and we may be unable to continue as a going concern.

Of the net proceeds of our initial public offering and advances, $595,939 (as of December 31, 2016) was available to us outside the trust account to fund our working capital requirements. For the year ended December 31, 2016, we used cash of $2,468,536 in operating activities. As of December 31, 2016, we had current liabilities of $240,485, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to a potential business combination. Effective September 13, 2016, all efforts related to such potential business combination were terminated. Funds in the trust account are not available for paying these costs absent an initial business combination. There can be no assurances that we will complete a business combination.

If we are required to seek additional capital, we would need to borrow funds from AAP Sponsor, our management team or other third parties to operate or may be forced to liquidate. To date, we have received $2,852,000 in advances from certain directors in order to finance transaction costs in connection with a business combination. On November 1, 2016, (i) $1,000,000 of the outstanding advances were converted into ordinary shares of the Company at a conversion price of $10.00 per share and (ii) $1,852,000 of the outstanding advances were converted into ordinary shares of the Company at a conversion price of approximately $10.50 per share. Other than the $2,852,000 in advances (all of which have been converted into ordinary shares), neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.53 per share on our redemption of our public shares.

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

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholder has agreed to vote its founder shares, private placement shares as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial shareholder owns 80.7% of our outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholder agreed to vote its founder shares and private placement shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete an initial business combination without seeking shareholder approval (unless shareholder approval is required by law or NASDAQ rules, or we decide to obtain shareholder approval for business, legal or other reasons), public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

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

The requirement that we complete our initial business combination by November 3, 2017 may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by November 3, 2017. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and thereafter commence a voluntary liquidation, in which case our public shareholders may only receive approximately $10.53 per share.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by November 3, 2017. We may not be able to find a suitable target business and complete our initial business combination by November 3, 2017. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations under the laws of the British Virgin Islands to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $10.53 per share.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination by November 3, 2017, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.53 per share on our redemption of our public shares.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the remaining net proceeds of our initial public offering and the sale of the private placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.53 per share on the liquidation of our trust account.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until at least November 3, 2017, we may be unable to complete our initial business combination, in which case our public shareholders may only receive approximately $10.53 per share.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least November 3, 2017, assuming that our initial business combination is not completed during that time. We believe that funds available to us outside of the trust account will be sufficient to allow us to operate until at least November 3, 2017; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.53 per share on the liquidation of our trust account.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate at least until November 3, 2017, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering, only $595,939 (as of December 31, 2016), is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.53 per share on our redemption of our public shares.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.53 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us or that they will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.50 per share initially held in the trust account, due to claims of such creditors. In order to protect the amounts held in the trust account, Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell, our management team, have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell have sufficient funds to satisfy their indemnity obligations and we have not asked Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell to reserve for such indemnification obligations. Therefore, we cannot assure you that Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell would be able to satisfy those obligations.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

If we do not complete our initial business combination by November 3, 2017, we will be required to redeem our public shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following this redemption, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

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

Our directors may decide not to enforce the indemnification obligations of Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced and Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell assert that they are unable to satisfy their joint and several obligations or that they have no such indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell to enforce their joint and several indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell to enforce their indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by such directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our disinterested directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.50 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is an initial business combination; or (ii) absent an initial business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.53 per share on the liquidation of our trust account.

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

If we are unable to consummate our initial business combination by November 3, 2017, our public shareholders may be forced to wait beyond the 10 business day period thereafter before redemption from our trust account.

If we are unable to consummate our initial business combination by November 3, 2017, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our tax obligations, less up to $100,000 of interest for our dissolution expenses, divided by the number of then outstanding public shares and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act and/or the Insolvency Act. In that case, investors may be forced to wait beyond the 10 business days following November 3, 2017 before the redemption proceeds of our trust account become available to them, and they receive the return of their portion of the proceeds from our trust account.

If deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by November 3, 2017, we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

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

Our initial shareholder has waived its right to participate in any liquidation distribution with respect to the founder shares, private placement shares and shares issued upon the conversion of debt. We will pay the costs of our liquidation and distribution of the trust account from the remaining assets outside the trust account and up to $100,000 of interest that accrued in the trust account that may be used for this purpose. In addition, pursuant to a written agreement, Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell have agreed that they will be jointly and severally liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by November 3, 2017, and instead distribute the aggregate amount then on deposit in the trust account (less interest previously released to us to pay taxes and less up to $100,000 in interest reserved for expenses in connection with our dissolution) to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act, (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.53 per share on the liquidation of our trust account.

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

Because we are a blank check company, with no current active business, we believe that it is likely that we met the PFIC asset or income test for our initial taxable year ending December 31, 2015. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. Because we did not complete a business combination on or prior to December 31, 2016, we cannot satisfy the start-up exception and we believe we have been PFIC since our inception.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.53 per share on the liquidation of our trust account.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.53 per share on the liquidation of our trust account.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel, including, in particular, Messrs. Goodwin, Klein, Abrahams, Alli and Mitchell with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

On January 15, 2015, our sponsor purchased an aggregate of 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding public shares and founder shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 778,438 ordinary shares at a price of $10.00 per share ($7,784,380 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering, that will also be worthless if we do not complete an initial business combination. In addition, on November 1, 2016, (i) an aggregate of $1,000,000 of such advances were converted into ordinary shares at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of such advances were converted into ordinary shares at a conversion price of approximately $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to the sponsor in connection with such conversions. The founder shares and private placement shares are identical to the ordinary shares sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination (except for the shares issued on November 1, 2016 upon conversion of certain loans, which shares may not be voted prior to the consummation of our initial business combination) and (B) not to redeem any founder shares, private placement shares and shares issuable upon conversion of our debt held by insiders in connection with a shareholder vote or tender offer to approve or in connection with a proposed initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

The remaining net proceeds from our initial public offering and the sale of the private placement shares provides us with approximately $8,380,319 (including $595,939 held outside the trust account as of December 31, 2016), that we may use to complete our initial business combination.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2017, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes), divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 3, 2017, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less any interest released to us for taxes), divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the remaining net proceeds of our initial public offering and the sale of the private placement shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.50 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, less up to $100,000 of interest for dissolution expenses, on the liquidation of our trust account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.53 per share on the liquidation of our trust account.

Our initial shareholder controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholder owns 80.7% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If our initial shareholder purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our initial shareholder nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, whose members were elected by our initial shareholder, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholder, because of its ownership position, will have considerable influence regarding the outcome. Additionally, under our memorandum and articles of association, a director may not be removed from office by a resolution of our shareholders prior to the consummation of our initial business combination. Accordingly, our initial shareholder will continue to exert control at least until the completion of our initial business combination.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Our ordinary shares are currently listed on NASDAQ. However, we cannot assure you that our ordinary shares will be, or will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our ordinary shares on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity ($2,500,000) and a minimum number of holders of our securities (300 holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our ordinary shares on NASDAQ. For instance, our stock price would be required to be at least $4.00 per share, our shareholders’ equity would be required to be at least $5.0 million and we would be required to have at least 300 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our memorandum and articles of association permits the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by November 3, 2017.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our ordinary shares as reported on the Nasdaq for the periods indicated therein.

	Low	High
Year Ended December 31, 2016:
January 1, 2016 through March 31, 2016	$9.98	$10.45
April 1, 2016 through June 30, 2016	$10.08	$10.46
July 1, 2016 through September 30, 2016	$10.00	$10.86
October 1, 2016 through December 31, 2016	$7.60	$12.25

Year Ended December 31, 2015:
April 29, 2015 through June 30, 2015	$10.01	$10.57
July 1, 2015 through September 30, 2015	$10.10	$10.60
October 1, 2015 through December 31, 2015	$10.10	$10.37

On March 6, 2017, our ordinary shares had a closing price of $13.99.

(b) Holders

On March 6, 2017, there were two holders of record of our ordinary shares.

(c) Dividends

During the year ended December 31, 2016, an aggregate of $144,602 was distributed as a cash dividend payment to shareholders that voted to approve our Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 public shares of the Company that was voted to approve the Extension Amendment. The cash payment did not come from our Trust Account but was paid from funds loaned to us by AAP Sponsor.

Other than as noted above, we have not paid any cash dividends on our ordinary shares to date and do not intend to pay additional cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to the purchase of our ordinary shares by our chief executive officer in the fourth quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid
October 2016	522,800	10.52
November 2016	—	$—
December 2016	—	—
Total	522,800	$10.52

We presently have no publicly announced repurchase plan or program.

Item 6. Selected Financial Data

The following table sets forth selected historical information derived from our audited financial statements included elsewhere in this Report. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

	December 31, 2016	December 31, 2015
Income Statement Data:
Loss from operations	$(2,644,136)	$(271,616)
Net income (loss)	205,363	(225,931)
Basic and diluted income (loss) per share	0.06	(0.08)

Balance Sheet Data:
Cash	$595,939	$357,077
Cash and marketable securities held in Trust Account	7,479,598	80,764,435
Total assets	8,260,682	81,279,472
Ordinary shares subject to possible redemption	3,020,196	73,551,146
Total shareholders’ equity	5,000,001	5,000,001

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

Overview

We are a blank check company incorporated on January 14, 2015 in the British Virgin Islands and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar initial business combination with one or more businesses or entities. We intend to effectuate our business combination using cash from the remaining proceeds of our initial public offering and a sale of ordinary shares in a private placement that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

Recent Developments

TLA Agreement

On May 3, 2016, we issued an announcement stating that our board of directors and TLA reached an agreement on the terms of a recommended offer by us for the entire issued and to be issued ordinary share capital of TLA. On September 13, 2016, our board determined that it was no longer in the best interests of our shareholders for us to proceed with such offer considering TLA’s withdrawal of its recommendation to its shareholders.

Conversion of Loans

As of October 19, 2016, we received advances in the aggregate amount of $2,332,000 from certain of our directors (through our sponsor) in order to pay fees owed in connection with our withdrawn offer to acquire TLA in September 2016. Such advances are in addition to an aggregate of $520,000 previously advanced. On November 1, 2016, (i) an aggregate of $1,000,000 of such advances were converted into ordinary shares at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of such advances were converted into ordinary shares at a conversion price of approximately $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to our sponsor in connection with such conversions. Our sponsor shall not be entitled to (A) vote such shares in connection with a business combination or (B) redeem such shares in connection with our liquidation.

Submission of Matters to a Vote of Security Holders

On November 1, 2016, we held a special meeting in lieu of an annual meeting of shareholders. At such meeting, the shareholders approved the following items:

●	an amendment to our memorandum and articles of association (A) extending the date by which we must consummate our initial business combination from November 4, 2016 to November 3, 2017; and (B) removing the prohibition on our offering to redeem public shares held by our sponsor or its affiliates, directors or officers in connection with the consummation of a business combination;

●	an amendment to the Investment Management Trust Agreement between us and Continental extending the date on which to commence liquidation of our trust account to November 3, 2017;

●	to direct the election of each of John Service and Daniel Winston as a director, to serve until the 2019 annual meeting of shareholders or until his successor is elected and qualified; and

●	to direct the ratification of the selection by our audit committee of Marcum LLP to serve as our independent registered public accounting firm for the year ended December 31, 2016.

The number of ordinary shares presented for redemption in connection with such meeting was 6,976,958. An aggregate of approximately $73,400,000 (approximately $10.53 per share) was returned to holders of such shares. In addition, an aggregate of approximately $145,000 was distributed to shareholders that voted to approve such extension, which amount is equal to $0.02 for each of the 7,230,088 public shares that were voted to approve such extension.

Amendments to Letter Agreements

On November 1, 2016, we amended those certain Letter Agreements, dated as of April 28, 2015, by and among us and our sponsor, officers and directors to provide that:

●	such insiders shall be entitled to redemption and liquidation rights, as applicable, with respect to any ordinary shares (other than founder shares, private placement shares and shares issuable upon conversion of our debt held by insiders) it holds (i) if we fail to consummate a business combination by November 3, 2017 or (ii) in connection with the consummation of a business combination; and

●	such insiders shall not have the right to vote any ordinary shares issuable upon conversion of our debt held by such insiders in connection with a business combination.

Waiver of Deferred Underwriting Fee

On November 1, 2016, Citi, the representative of the underwriters in connection with our initial public offering, waived its right to receive its deferred underwriting fee, in full, in the amount of $2,690,625, which amount had been held in our trust account pursuant to the underwriting agreement entered into by and between the Company and Citi in connection with our initial public offering.

Appointment and Departure of Certain Officers and Directors

On November 7, 2016, Mr. Jonathan Goodwin resigned as our Chief Executive Officer and a director, and Mr. Waheed Alli resigned as our Chairman, each to pursue other professional interests. Such resignations were not the result of any disagreement with us.

On November 7, 2016, our board of directors appointed Mr. Iain Abrahams as our Chief Executive Officer and Mr. Mark Klein (a director of the Company prior to such date) as our Chairman. Mr. Abrahams will continue to serve as a director. Mr. Daniel Winston has been appointed to serve on our audit committee in lieu of Mr. Abrahams.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2016 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2016, we had net income of $205,363, which consisted of operating costs and target identification expenses of $2,644,136, offset by a $2,690,625 gain from the reduction in the deferred underwriting fee payable and interest income on marketable securities held in our Trust Account of $158,874.

For the period from January 14, 2015 (inception) through December 31, 2015, we had a net loss of $225,931, which consisted of operating costs and target identification expenses of $271,616 respectively, offset by interest income and unrealized gain on marketable securities held in our Trust Account of $45,685.

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

As of December 31, 2016, we had cash and marketable securities held in the trust account of $7,479,598 (including approximately $19,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes. Since inception, we have withdrawn approximately $186,000 of interest income from the trust account, which was used to fund the redemption payment in connection with the Extension Amendment.

As a result of the payment of $73,443,711 to the holders of the aggregate of 6,976,958 ordinary shares presented for redemption in connection with the Extension Amendment, as of December 31, 2016 cash and marketable securities held in the trust account amounted to $7,479,598.

As of December 31, 2016, we had cash of $595,939 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of December 31, 2016, we had accounts payable and accrued expenses of $240,485.

For the period ended December 31, 2016, cash used in operating activities amounted to $2,468,536, resulting from net income of $205,363, a gain on the extinguishment of the deferred underwriting fee payable of $2,690,625 and interest income on marketable securities held in the trust account of $158,874, offset by changes in our working capital of $175,600.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (net of taxes payable), to complete our business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest income earned on the amounts held in the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Through December 31, 2016, we received an aggregate of $2,852,000 in advances from certain directors. The advances were non-interest bearing, unsecured and to be repaid upon the completion of a Business Combination.

On November 1, 2016, (i) an aggregate of $1,000,000 of outstanding advances from certain directors or their affiliates (through our sponsor) were converted into ordinary shares at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of outstanding advances from certain directors or their affiliates were converted into ordinary shares at a conversion price of approximately $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to our sponsor in connection with such conversions. Our sponsor shall not be entitled to (i) vote in connection with a Business Combination or (ii) redeem such Conversion Shares in connection with the liquidation of the Company.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The remaining net proceeds of our initial public offering and the sale of the private placement shares held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended December 31, 2016
Operating Expenses
Operating costs	$317,358	$1,225,827	$1,278,062	$(177,111)	$2,644,136
Income (loss) from operations	(317,358)	(1,225,827)	(1,278,062)	177,111	(2,644,136)
Other Income:
Gain on extinguishment of deferred underwriting fee payable	-	-	-	2,690,625	2,690,625
Interest income	28,451	50,962	58,333	21,128	158,874
Net Income (Loss)	$(288,907)	$(1,174,865)	$(1,219,729)	$2,888,864	$205,363
Income (loss) per common share:
Basic and diluted	$(0.09)	$(0.34)	$(0.35)	$0.79	$0.06
Weighted average number of common shares outstanding:
Basic and diluted	3,386,904	3,416,859	3,532,972	3,675,610	3,503,639

Balance Sheet Data (at period end)
Cash	$291,491	$78,826	$2,862	$595,939	$595,939
Cash and securities held in Trust Account	80,792,886	80,843,848	80,902,181	7,479,598	7,479,598
Total Assets	81,237,278	81,310,306	81,085,000	8,260,682	8,260,682
Deferred underwriting fees	2,690,625	2,690,625	2,690,625	-	-
Total Liabilities	2,975,038	4,222,931	5,217,354	240,485	240,485
Ordinary shares subject to possible redemption	73,262,239	72,087,374	70,867,645	3,020,196	3,020,196
Total Shareholders’ Equity	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

44

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the year ended December 31, 2015
Operating Expenses
Operating costs	$3,240	$68,948	$99,443	$99,985	$271,616
Loss from operations	(3,240)	(68,948)	(99,443)	(99,985)	(271,616)
Other Income:
Unrealized loss on securities held in Trust Account	-	-	-	10,199	10,199
Interest income	-	9,958	16,148	9,380	35,486
Net Loss	$(3,240)	$(58,990)	$(83,295)	$(80,406)	$(225,931)
Loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)	$(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	1,875,000	7,207,202	3,362,607	3,377,551	2,902,196

Balance Sheet Data (at period end)
Cash	$9,977	$487,703	$380,300	$357,077	$357,077
Cash and securities held in Trust Account	-	80,728,708	80,744,856	80,764,435	80,764,435
Total Assets	120,938	81,492,195	81,340,618	81,279,472	81,279,472
Deferred underwriting fees	-	2,690,625	2,690,625	2,690,695	2,690,695
Total Liabilities	99,178	2,718,427	2,709,065	2,728,325	2,728,325
Ordinary shares subject to possible redemption	-	73,773,767	73,631,552	73,551,146	73,551,146
Total Shareholders’ Equity	$21,760	$5,000,001	$5,000,001	$5,000,001	$5,000,001

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are an emerging growth company, management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Iain H. Abrahams	57	Chief Executive Officer and Director
Jonathan Mitchell	36	Chief Financial Officer and Director
Mark Klein	55	Chairman of the Board of Directors
John Service	52	Director
Daniel Winston	55	Director

Iain H. Abrahams, who became one of our directors in April 2015 and subsequently became our Chief Executive Officer in November 2016, is also a director at Fox Investments Limited, a family office investment company, and its various subsidiaries, where he has worked full time since October 2012. He became a director of Vacuum Furnace Engineering Limited in December 2014. Prior to this, beginning in 1995, Mr. Abrahams joined BZW (later Barclays Capital), where in December 2008 he joined the Executive Committee and was responsible for its Treasury, Liquidity, Principal Investments and Credit Markets sections. In 2011, he became Executive Vice Chairman of Barclays Bank, and chaired the Group Treasury and Real Estate Committees. He was a partner at Ernst & Young from 1988 to 1992 and was associated with Slaughter & May from 1992 to 1995. He is Treasurer and a Trustee of the Elton John Aids Foundation, a UK registered charity. He has a degree in law from the University of Glasgow and is a member of the Institute of Chartered Accountants of Scotland. We believe Mr. Abrahams is well-qualified to serve as a director due to his experience in banking and finance as well as his legal experience.

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

Mark Klein is one of our independent directors since inception and our Chairman since November 2016. From January 2010 to the present, Mr. Klein has served as a Managing Member of M. Klein & Company, LLC, an investment and holding company, which among other investments, owns the Klein Group, LLC, a registered broker dealer and FINRA member, where he is a Registered Representative and Principal. He is also an employee of B. Riley Capital Management, LLC (until February 2015 known as MK Capital Advisers, LLC) an SEC registered Investment Advisor which he co-founded and sold in February 2015 to B. Riley Financial, Inc. B. Riley Capital Management, LLC in addition to providing advisory services to high net worth individuals and small institutions, serves as the advisor to the MKCA Opportunity Fund, a fund-of-funds. In May 2011, Mr. Klein cofounded and joined the Board of Directors of GSV Capital, a business development company focused on equity investments in private growth companies. Mr. Klein has held significant management positions throughout his career, including serving as the Chief Executive Officer and Co-Chairman of the Board of National Holdings Corporation from March 2013 to December 2014. Mr. Klein was a Board Member of Crumbs Bake Shop, Inc., formerly 57th Street General Acquisition Corp., where he served as the Chief Executive Officer and a Director from April 2010 until May 2011, and thereafter solely as Director until April 2014. He served as a Director of Great American Group from May 2009 to August 2014, formerly Alternative Asset Management Acquisition Corporation, where he also served as Chief Executive Officer and Director from March 2007 to July 2009. From September 2006 to March 2007 Mr. Klein served as Chairman of Ladenburg Thalmann & Co. Inc., which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From April 2005 to September 2006 he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Thalmann Financial Services, Inc. Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were U.S. subsidiaries of the National Bank of Greece from March 2000 to March 2005. Prior to joining NBGI, Mr. Klein was President and Founder of Newbrook Capital Management, Founder and Managing Member of Independence Holdings Partners, LLC, a private equity fund-of-funds company, and Founder and General Partner of Intrinsic Edge Partners, a long/short equity fund. Prior to joining Newbrook, he was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and Bachelors of Business Administration Degree with high distinction from Emory University. We believe Mr. Klein is well-qualified to serve as a director due to his extensive experience in finance, advisory services, operations, management, investment banking and his wide ranging contacts in those fields.

John Service, who became one of our independent directors in April 2015, currently serves as a Portfolio Manager at Slome Capital LLC, a single-family office, where he has been since March 2013. In his role at Slome Capital LLC, he helps oversee a portfolio allocating to a variety of alternative investment strategies. Prior to joining Slome Capital LLC, from August 2011 to December 2012, he served as a Portfolio Manager at Portland House Advisors Inc., the investment arm of a large single-family office where he focused on managing the hedge fund portfolio. Before joining Portland House Advisors Inc., from April 2009 to July 2011, he was Head of Research at Harbor Hill Management, an investment consulting group, and from January 2007 until March 2009, Mr. Service was the Portfolio Manager and Investment Committee Member at ThreeAM Inc,. a fund of hedge funds. Prior to joining ThreeAM Inc., from 2004 to December 2006, Mr. Service was a Director and Head of Hedge Fund Structured Products at Wachovia Securities, where he launched the new business and oversaw the team which managed the business. Mr. Service began his career in alternative investments in 1996 at RBC Capital Markets and prior to leaving in 2004 was a Director of the Alternative Assets Group. He received a degree in Economics from Gettysburg College and is a Chartered Alternative Investment Analyst Association charter holder. We believe Mr. Service is well qualified to serve as a director due to his experience with alternative investment and hedge fund strategies and his background in finance.

Daniel Winston, who became one of our independent directors in April 2015, has, since March 2014, also served as the Chief Sales, Marketing, and Community Officer and a member of the executive committee of Newsela, Inc., a startup company offering an online English Language Arts product to K-12 schools. Prior to this, in 1994, he founded CCT Group, Inc., a private consulting firm where he worked actively until December 2013. CCT’s clients included Fortune 500 companies in a variety of industries, non-profit corporations as well as the City of New York and the State of Colorado. CCT is currently in the process of winding down its active consulting operations but still has ongoing maintenance contracts. Prior to this, from 1984 to 1994, Mr. Winston worked in a variety of positions at Citibank, N.A., mostly in national operations, attaining the title of Vice President. Mr. Winston has a degree in Operations Research and Industrial Engineering from Cornell University. We believe Mr. Winston is well qualified to serve as a director due to his experience in business planning and operations, consulting, sales, marketing, and business development.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Service and Winston, will expire at our 2019 annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Klein and Abrahams, will expire at our 2017 annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Mitchell, will expire at our 2018 annual meeting of shareholders.

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

Audit Committee

We have established an audit committee of the board of directors. The rules of NASDAQ require that the audit committee of a listed company be comprised solely of at least three independent directors. The members of our audit committee are Messrs. Winston, Klein and Service. Mr. Klein serves as chairman of the audit committee. Messrs. Winston, Klein and Service meet the independent director standard under NASDAQ’s listing standards.

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

Notwithstanding the foregoing, no compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholder, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination, except that we may pay Lepe Partners LLP, an entity affiliated with our former President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the remaining proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs.Klein, Service and Winston. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2016 there were no delinquent filers.

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

No compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholder, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination, except that we may pay Lepe Partners LLP, an entity affiliated with our former President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the remaining proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 10, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
AAP Sponsor (PTC) Corp. (our sponsor) (2)	2,976,691	80.7%
Jonathan Mitchell(2)(3)	25,000	*
Mark Klein(2)(4)	344,259	9.3%
Iain Abrahams(2)(5)	1,324,755	35.9%
John Service(6)	15,500	*
Daniel Winston(7)	5,000	*
All directors and executive officers as a group (5 individuals)	1,714,514	46.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 590 Madison Avenue, New York, New York 10022.
(2)	The sole directors of our sponsor who exercise voting and dispositive control over the shares held by our sponsor are Messrs. Abrahams, Klein and Mitchell. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual director of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(3)	Through a trust relationship with our sponsor, Mr. Mitchell has a pecuniary interest in 25,000 of our ordinary shares.
(4)	M. Klein & Company, LLC, an affiliate of Mr. Klein, through a trust relationship with our sponsor, has a pecuniary interest in 344,259 of our ordinary shares.
(5)	Includes 522,800 ordinary shares held by Fox Investments Limited (“Fox”). Mr. Abrahams is the sole owner of Fox. In addition, includes the following shares held by our sponsor in which Fox has a pecuniary interest through a trust relationship: (i) 523,438 founder shares, (ii) 207,969 private placement shares and (iii) 70,548 ordinary shares issued upon the conversion of loans and advances provided to us by Fox. AAP Sponsor (PTC) Corp. (“AAP”) is the direct beneficial owner of these securities.
(6)	Through a trust relationship with our sponsor, Mr. Service has a pecuniary interest in 15,500 of our ordinary shares.
(7)	Through a trust relationship with our sponsor, Mr. Winston has a pecuniary interest in 5,000 of our ordinary shares.

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

Commencing on April 29, 2015, Mark D. Klein, one of our independent directors, has agreed to provide, at no cost to us, office space and general administrative services.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination, except that we may pay Lepe Partners LLP, an entity affiliated with our former President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination, which will not be made from the remaining proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Prior to our initial public offering, Lepe Partners LLP, an affiliate of our former Chief Executive Officer and President, has loaned and advanced to us a total of $162,633 to be used for a portion of the expenses of such offering. These loans and advances were non-interest bearing, unsecured and were repaid upon the closing of our initial public offering.

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

As of October 19, 2016, we received advances in the aggregate amount of $2,332,000 from certain of our directors (through our sponsor) in order to pay fees owed in connection with our withdrawn offer to acquire TLA in September 2016. Such advances are in addition to an aggregate of $520,000 previously advanced. On November 1, 2016, (i) an aggregate of $1,000,000 of such advances were converted into ordinary shares at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of such advances were converted into ordinary shares at a conversion price of approximately $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to the sponsor in connection with such conversions. The sponsor shall not be entitled to (A) vote such shares in connection with a business combination or (B) redeem such shares in connection with our liquidation.

On November 1, 2016, we amended those certain Letter Agreements, dated as of April 28, 2015, by and among us and our sponsor, officers and directors to provide that:

●	such insiders shall be entitled to redemption and liquidation rights, as applicable, with respect to any ordinary shares (other than founder shares, private placement shares and shares issuable upon conversion of our debt held by insiders) it holds (i) if we fail to consummate a business combination by November 3, 2017 or (ii) in connection with the consummation of a business combination; and

●	such insiders shall not have the right to vote any ordinary shares issuable upon conversion of our debt held by such insiders in connection with a business combination.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the remaining proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; and

●	We may pay Lepe Partners LLP, an entity affiliated with our former President and Chief Executive Officer, and/or M. Klein & Co. LLC, an entity affiliated with one of our directors, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination. The amount of any fee we pay to Lepe Partners LLP and/or M. Klein & Co. LLC will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2016 and 2015 totaled $57,989 and $73,619, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $28,644 and $0 for consultations concerning financial accounting and reporting standards during the year ended December 31, 2016 and 2015, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2016 and 2015.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2016 and 2015.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 28, 2015, between the Company and Citigroup Global Markets Inc. (3)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association.(4)
4.1	Specimen Ordinary Share Certificate. (2)
10.1	Promissory Note, dated January 16, 2015, issued to Lepe Partners LLP. (1)
10.2	Letter Agreement among the Registrant, AAP Sponsor (PTC) Corp and certain officers, directors and members. (3)
10.3	Letter Agreement among the Registrant and certain independent directors. (3)
10.4	Investment Management Trust Account Agreement, dated April 28, 2015, between Continental Stock Transfer & Trust Company and the Company. (3)
10.5	Registration Rights Agreement, dated April 28, 2015, between the Company and certain security holders. (3)
10.6	Securities Purchase Agreement, dated January 15, 2015, between the Registrant and AAP Sponsor Corp. (1)
10.7	Amended and Restated Private Placement Shares Purchase Agreement, dated April 8, 2015, between the Registrant and AAP Sponsor Corp. (2)
10.8	Form of Indemnity Agreement. (1)
10.9	Amendment No. 1 to Investment Management Trust Account Agreement, dated April 28, 2015, between Continental Stock Transfer & Trust Company and the Company. (4)
14.1	Code of Business and Ethics. (1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 23, 2015.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on April 9, 2015.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 4, 2015.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 3, 2016.

Item 16. Form 10-K Summary

Not applicable.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIC ALLIANCE PARTNERSHIP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Atlantic Alliance Partnership Corp.

We have audited the accompanying balance sheets of Atlantic Alliance Partnership Corp. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2016 and for the period from January 14, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Alliance Partnership Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from January 14, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2016 may not be sufficient to complete its planned activities through November 3, 2017 which is the date the Company is required to liquidate in the event that it is unable to complete a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 15, 2017

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Balance Sheets

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$595,939	$357,077
Prepaid expenses	185,145	157,960
Total Current Assets	781,084	515,037

Cash and marketable securities held in Trust Account	7,479,598	80,764,435

TOTAL ASSETS	$8,260,682	$81,279,472

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities – Accounts payable and accrued expenses	$240,485	$37,700
Deferred underwriting fees	-	2,690,625
Total Liabilities	240,485	2,728,325

Commitments
Ordinary shares subject to possible redemption, 286,911 and 7,000,909 shares at redemption value as of December 31, 2016 and 2015, respectively	3,020,196	73,551,146

Shareholders' Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,400,322 and 3,386,904 shares issued and outstanding (excluding 286,911 and 7,000,909 shares subject to possible redemption) as of December 31, 2016 and 2015, respectively	5,020,569	5,225,932
Accumulated deficit	(20,568)	(225,931)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,260,682	$81,279,472

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Operations

	Year Ended December 31, 2016	For the Period From January 14, 2015 (inception) Through December 31, 2015

Operating and formation costs	$2,644,136	$271,616
Loss from operations	(2,644,136)	(271,616)

Other income:
Gain on extinguishment of deferred underwriting fee payable	2,690,625	-
Interest income	158,874	35,486
Unrealized gain on securities held in Trust Account	-	10,199
Net Income (Loss)	$205,363	$(225,931)

Weighted average shares outstanding, basic and diluted(1)	3,503,639	2,902,196
Basic and diluted net income (loss) per share	$0.06	$(0.08)

(1)	Excludes an aggregate of up to 286,911 and 7,000,909 ordinary shares subject to redemption at December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statement of Changes in Shareholders’ Equity

Year Ended December 31, 2016 and for the Period from January 14, 2015 (inception) through December 31, 2015

	Ordinary Shares		Accumulated	Total Shareholders'
	Shares	Amount	Deficit	Equity
Balance – January 14, 2015 (Inception)	-	$-	$-	$-

Ordinary shares issued to initial shareholder	2,156,250	25,000	-	25,000

Sale of 7,687,500 ordinary shares, net of underwriters discount and offering expenses	7,687,500	70,967,698	-	70,967,698

Sale of 778,438 Private Placement Shares	778,438	7,784,380	-	7,784,380

Forfeiture of 234,375 ordinary shares due to underwriters not exercising full over-allotment option	(234,375)	-	-	-

Ordinary shares subject to possible redemption	(7,000,909)	(73,551,146)	-	(73,551,146)

Net loss	-	-	(225,931)	(225,931)

Balance - December 31, 2015	3,386,904	5,225,932	(225,931)	5,000,001

Ordinary shares subject to possible redemption	(262,960)	(2,912,761)	-	(2,912,761)

Issuance of ordinary shares in connection with conversion of advances from related parties	276,378	2,852,000	-	2,852,000

Dividends paid	-	(144,602)	-	(144,602)

Net income	-	-	205,363	205,363

Balance - December 31, 2016	3,400,322	$5,020,569	$(20,568)	$5,000,001

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Cash Flows

	Year Ended December 31, 2016	For the Period from January 14, 2015 (inception) through December 31, 2015
Cash Flows from Operating Activities:
Net income (loss)	$205,363	$(225,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on extinguishment of deferred underwriting fee payable	(2,690,625)	-
Interest earned on marketable securities held in Trust Account	(158,874)	(35,486)
Unrealized gain on securities held in Trust Account	-	(10,199)
Changes in operating assets and liabilities:
Prepaid expenses	(27,185)	(157,960)
Account payable and accrued expenses	202,785	37,700
Net cash used in operating activities	(2,468,536)	(391,876)

Cash Flows from Investing Activities:
Investment of cash and securities held in Trust Account	-	(80,718,750)
Cash withdrawn from Trust Account	73,443,711	-
Net cash provided by (used in) investing activities	73,443,711	(80,718,750)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholder	-	25,000
Proceeds from sale of ordinary shares, net of underwriting discounts paid	-	72,375,000
Proceeds from sale of Private Placement Shares	-	7,784,380
Proceeds from sale of over-allotment shares, net of underwriting discounts paid	-	1,809,375
Payment of offering costs	-	(397,765)
Proceeds from advances and promissory notes – related parties	2,852,000	45,000
Repayment of advances and promissory notes – related parties	-	(173,287)
Dividends paid	(144,602)	-
Redemption of ordinary shares	(73,443,711)	-
Net cash (used in) provided by financing activities	(70,736,313)	81,467,703

Net Change in Cash and Cash Equivalents	238,862	357,077
Cash and Cash Equivalents - Beginning	357,077	-
Cash and Cash Equivalents - Ending	$595,939	$357,077

Non-cash investing and financing activities:
Payment of offering costs pursuant to related party promissory note and advances	$-	$128,287
Change in value of ordinary shares subject to possible redemption	$(2,912,761)	$(281,609)
Conversion of advances from related parties into ordinary shares	$2,852,000	$-
Initial classification of ordinary shares subject to possible redemption	$-	$73,832,755
Deferred underwriting fees	$-	$2,690,625

The accompanying notes are an integral part of these financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

At December 31, 2016, the Company had not yet commenced any operations. All activity through December 31, 2016 related to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company and engaging in due diligence for a Business Combination.

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

Transaction costs amounted to $5,907,302, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which were waived by the underwriter (see Note 6)) and $526,052 of Initial Public Offering costs. In addition, as of December 31, 2016, cash held outside of the Trust Account and available for working capital purposes amounted to $595,939.

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

On November 1, 2016, the Company’s shareholders approved (a) to extend the period of time for which the Company is required to consummate a Business Combination until November 3, 2017 and (b) removing the prohibition on the Company’s offering to redeem public shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company paid cash in the aggregate amount of $73,443,711, or approximately $10.53 per share, to redeeming shareholders. As a result of the payment on the ordinary shares presented for redemption in connection with the Extension Amendment, as of December 31, 2016 cash and marketable securities held in the trust account decreased to $7,479,598. In addition, an aggregate of $144,602 was distributed as a cash dividend payment to shareholders that voted to approve the Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 public shares of the Company that was voted to approve the Extension Amendment. The cash payment did not come from the Company’s Trust Account but was paid from funds loaned to the Company by AAP Sponsor.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The per-share price of the Public Shares to be redeemed, payable in cash, will be equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s initial shareholder has agreed to waive its redemption rights with respect to its founder shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with the completion of a Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The initial shareholder has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares and Private Placement Shares if the Company fails to complete a Business Combination during the Combination Period. However, if the initial shareholder acquires Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the approximately $10.53 per Public Share held in the Trust Account. In order to protect the amounts held in the trust account, Messrs. Jonathan Goodwin, Iain Abrahams, Mark Klein, Waheed Alli and Jonathan Mitchell, the Company’s management team, have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Abrahams, Klein, and Mitchell will not be responsible to the extent of any liability for such third party claims.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2016, the Company had $595,939 in its operating bank accounts, $7,479,598 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $540,599. As of December 31, 2016, approximately $19,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. Since inception, the Company has withdrawn approximately $186,000 of interest income from the Trust Account, which was used to fund the redemption payment in connection with the Extension Amendment.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from AAP Sponsor, its shareholders, officers, directors, or third parties. As of December 31, 2016, the Company received an aggregate of $2,852,000 in advances from certain of the Company’s directors. The advances were non-interest bearing, unsecured and were to be repaid upon the completion of a Business Combination. On November 1, 2016, the advances were converted into ordinary shares of the Company (see Note 5).

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016 and 2015.

Cash and securities held in Trust Account

At December 31, 2016 and 2015, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at December 31, 2016 and 2015 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2016, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2016 and 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2015, the Company issued 2,156,250 ordinary shares to the AAP Sponsor (the “founder shares”) for an aggregate purchase price of $25,000. The 2,156,250 founder shares included an aggregate of up to 281,250 shares subject to forfeiture by the initial shareholder (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to exercise their over-allotment option to purchase 187,500 ordinary shares on May 4, 2015, 46,875 founder shares were no longer subject to forfeiture.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

Promissory Notes - Related Party

During the year ended December 31, 2016, the Company received an aggregate of $2,852,000 in advances from certain directors of the Company or their affiliates (through AAP Sponsor). The advances were non-interest bearing, unsecured and to be repaid upon the completion of a Business Combination.

On November 1, 2016, (i) an aggregate of $1,000,000 of outstanding advances from certain directors of the Company or their affiliates (through AAP Sponsor) were converted into ordinary shares of the Company at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of outstanding advances from certain directors of the Company or their affiliates were converted into ordinary shares of the Company at a conversion price of approximately $10.50 per share. In the aggregate, 276,378 ordinary shares (the “Conversion Shares”) were issued to AAP Sponsor in connection with such conversions. AAP Sponsor shall not be entitled to (i) vote such Conversion Shares in connection with a Business Combination or (ii) redeem such Conversion Shares in connection with the liquidation of the Company.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Transaction Fee Arrangement

On January 8, 2016, the Company entered into an arrangement with a law firm for legal services to be provided in connection with preliminary work on a proposed Business Combination. Effective September 13, 2016, all efforts related to such potential Business Combination were terminated and the Company paid $1,200,000 in full settlement of all amounts due.

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

On November 1, 2016, the representative of the underwriters waived its right to receive its deferred fee in the amount of $2,690,625, which had been held in the Trust Account. Accordingly, no further payments will be due and payable to the underwriters by the Company in the event that the Company completes a Business Combination.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2016, there were 3,400,322 ordinary shares issued and outstanding (excluding 286,911 ordinary shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2016 and 2016, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2016	December 31, 2015
Assets:
Cash and securities held in Trust Account	1	$7,479,598	$80,764,435

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2017	Atlantic Alliance Partnership Corp.

	By:	/s/ Iain Abrahams
Name: Iain Abrahams Title: Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Iain Abrahams	Chief Executive Officer and Director	March 15, 2017
Iain Abrahams	(Principal Executive Officer)

/s/ Jonathan Mitchell	Chief Financial Officer and Director	March 15, 2017
Jonathan Mitchell	(Principal Financial and Accounting Officer)

/s/ Mark Klein	Chairman of the Board of Directors	March 15, 2017
Mark Klein

/s/ John Service	Director	March 15, 2017
John Service

/s/ Daniel Winston	Director	March 15, 2017
Daniel Winston

57