Form 10-Q
period 2017-03-31
Atlantic Alliance Partnership Corp.
filed 2017-05-10
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 9, 2017, the registrant had 3,687,233 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$509,997	$595,939
Prepaid expenses	137,661	185,145
Total Current Assets	647,658	781,084

Cash and marketable securities held in Trust Account	7,484,172	7,479,598
TOTAL ASSETS	$8,131,830	$8,260,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$253,204	$240,485
Total Liabilities	253,204	240,485

Commitments and Contingencies
Ordinary shares subject to possible redemption 273,295 and 286,911 shares at redemption value as of March 31, 2017 and December 31, 2016, respectively	2,878,625	3,020,196

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,413,938 and 3,400,322 shares issued and outstanding (excluding 273,295 and 286,911 shares subject to possible redemption) as of March 31, 2017 and December 31, 2016, respectively	5,162,140	5,020,569
Accumulated deficit	(162,139)	(20,568)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,131,830	$8,260,682

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating costs	$146,145	$317,358
Loss from operations	(146,145)	(317,358)

Other income:
Interest income	4,574	28,451
Net Loss	$(141,571)	$(288,907)

Weighted average shares outstanding, basic and diluted (1)	3,400,322	3,386,904
Basic and diluted net loss per common share	$(0.04)	$(0.09)

(1)	Excludes an aggregate of up to 273,295 and 6,970,954 ordinary shares subject to redemption at March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(141,571)	$(288,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,574)	(28,451)
Changes in operating assets and liabilities:
Prepaid expenses	47,484	5,059
Accounts payable and accrued expenses	12,719	246,713
Net cash used in operating activities	(85,942)	(65,586)

Net Change in Cash and Cash Equivalents	(85,942)	(65,586)
Cash and Cash Equivalents – Beginning	595,939	357,077
Cash and Cash Equivalents – Ending	$509,997	$291,491

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$141,571	$288,907

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

At March 31, 2017, the Company had not yet commenced any operations. All activity through March 31, 2017 related to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company and engaging in due diligence for a Business Combination.

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

Transaction costs amounted to $5,907,302, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which were waived by the underwriter (see Note 6)) and $526,052 of Initial Public Offering costs. In addition, as of March 31, 2017, cash held outside of the Trust Account and available for working capital purposes amounted to $509,997.

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

On November 1, 2016, the Company’s shareholders approved (a) to extend the period of time for which the Company is required to consummate a Business Combination until November 3, 2017 and (b) removing the prohibition on the Company’s offering to redeem public shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company paid cash in the aggregate amount of $73,443,711, or approximately $10.53 per share, to redeeming shareholders. As a result of the payment on the ordinary shares presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the trust account decreased to $7,484,172. In addition, on November 1, 2016, an aggregate of $144,602 was distributed as a cash dividend payment to shareholders that voted to approve the Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 public shares of the Company that was voted to approve the Extension Amendment. The cash payment did not come from the Company’s Trust Account but was paid from funds loaned to the Company by AAP Sponsor.

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

MARCH 31, 2017

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2017, the Company had $509,997 in its operating bank accounts, $7,484,172 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $394,454. As of March 31, 2017, approximately $23,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from AAP Sponsor, its shareholders, officers, directors, or third parties. None of the shareholders, officers or directors, AAP Sponsor or third parties is under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 3, 2017, the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 29, 2017, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that the staff of Nasdaq has determined that the Company currently does not comply with Listing Rule 5550(a)(3) (the “Minimum Holders Rule”), which requires the Company to have at least 300 public holders of its ordinary shares for continued listing on Nasdaq.

The Notice stated that, no later than May 15, 2017, the Company is required to submit a plan to regain compliance with the Minimum Holders Rule. The Company intends to submit a plan with Nasdaq on or before May 15, 2017 to regain compliance and maintain its Nasdaq listing. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 15, 2017, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At March 31, 2017 and December 31, 2016, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017 and December 31, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2017 and 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2017, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017 and December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

MARCH 31, 2017

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

Promissory Notes – Related Party

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2017, there were 3,413,938 ordinary shares issued and outstanding (excluding 273,295 ordinary shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$7,484,172	$7,479,598

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

On May 8, 2017, the Company announced that it entered into a merger agreement (the “Merger Agreement”) with Kalyx Development, Inc., a private real estate investment trust focused on owning and operating commercial real estate facilities leased to cultivators, processors and/or distributors in the regulated U.S. cannabis industry (“Kalyx”), pursuant to which Kalyx will merge with an into the Company (the “Merger”) after the Company first converts from a British Virgin Islands company to a Maryland real estate investment trust. The surviving public company, which is expected to be organized as a Maryland corporation, will be re-named Kalyx Properties Inc. (“KPI”).

In connection with and as a condition to the closing of the Merger, the Company expects to conduct a private placement of its common stock to accredited investors (the “PIPE”). As a further condition to the closing of the Merger, the proceeds of the PIPE, when combined with cash currently in the Company’s Trust Account (subject to potential Company shareholder redemptions), will be required to equal or exceed $15 million. The proceeds are anticipated to be used by KPI to make additional real estate acquisitions and for general working capital purposes.

Pursuant to the Merger, all shareholders of Kalyx will receive shares of KPI based on the Company’s aggregate pre-money equity valuation of Kalyx with the shares to be issued by KPI being valued at $10 per share and holders of Kalyx warrants who do not elect to exchange such warrants for shares of Kalyx common stock (as described in the Merger Agreement) will have their warrants assumed by KPI (subject to a minimum threshold of such warrants being amended (as described in the Merger Agreement)). Shareholders of the Company who do not elect to redeem their ordinary shares will receive a stock dividend immediately prior to the closing based on the difference between the Trust Account liquidation value per share at the closing of the Merger and the $10 per share price. AAP Sponsor has agreed to forfeit a portion of the KPI shares that it would receive in the Merger for its founder shares.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On May 8, 2017, we announced that we entered into a Merger Agreement Kalyx, a private real estate investment trust focused on owning and operating commercial real estate facilities leased to cultivators, processors and/or distributors in the regulated U.S. cannabis industry, pursuant to which Kalyx will merge with an into the Company after the Company first converts from a British Virgin Islands company to a Maryland real estate investment trust. The surviving public company, which is expected to be organized as a Maryland corporation, will be re-named Kalyx Properties Inc. (“KPI”).

In connection with and as a condition to the closing of the Merger, we expect to conduct a private placement of our common stock to accredited investors (the “PIPE”). As a further condition to the closing of the Merger, the proceeds of the PIPE, when combined with cash currently in our Trust Account (subject to potential shareholder redemptions), will be required to equal or exceed $15 million. The proceeds are anticipated to be used by KPI to make additional real estate acquisitions and for general working capital purposes.

Pursuant to the Merger, all shareholders of Kalyx will receive shares of KPI based on the Company’s aggregate pre-money equity valuation of Kalyx with the shares to be issued by KPI being valued at $10 per share and holders of Kalyx warrants who do not elect to exchange such warrants for shares of Kalyx common stock (as described in the Merger Agreement) will have their warrants assumed by KPI (subject to a minimum threshold of such warrants being amended (as described in the Merger Agreement)). Shareholders of the Company who do not elect to redeem their ordinary shares will receive a stock dividend immediately prior to the closing based on the difference between the Trust Account liquidation value per share at the closing of the Merger and the $10 per share price. AAP Sponsor has agreed to forfeit a portion of the KPI shares that it would receive in the Merger for its founder shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to March 31, 2017 relates to our formation, our initial public offering and private placement and the identification and evaluation of prospective candidates for a business combination. Since the completion of our initial public offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2017, we had a net loss of $141,571, which consisted of operating costs and target identification expenses of $146,145, offset by interest income on marketable securities held in our Trust Account of $4,574. For the three months ended March 31, 2016, we had a net loss of $288,907, which consisted of operating costs and target identification expenses of $317,358, offset by interest income on marketable securities held in our Trust Account of $28,451.

Liquidity and Capital Resources

On May 4, 2015, we consummated the initial public offering of 7,687,500 ordinary shares, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 187,500 ordinary shares, at a price of $10.00 per share, generating gross proceeds of $76,875,000. Simultaneously with the closing of the initial public offering, we consummated the private sale of 778,438 ordinary shares to AAP Sponsor, generating gross proceeds of $7,784,380. Following the initial public offering, a total of $80,718,750 was placed into a trust account and we had $535,323 of cash held outside of the trust account and available for working capital purposes. We incurred $5,907,302 in our initial public offering related costs, including $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which deferred fees were waived on November 1, 2016) and $526,052 of initial public offering costs.

On November 1, 2016, we held a special meeting in lieu of an annual meeting of shareholders pursuant to which the shareholders approved (a) to extend the period of time for which we are required to consummate a Business Combination until November 3, 2017 and (b) to remove the prohibition on the offering to redeem public shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company distributed $73,443,711, or approximately $10.52 per share, to redeeming shareholders. In addition, an aggregate of $144,602 was distributed as a cash payment to shareholders that voted to approve the Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 public shares that was voted to approve the Extension Amendment. The cash payment did not come from our trust account but was paid from funds loaned to us by AAP Sponsor.

As of March 31, 2017, we had cash and marketable securities held in the trust account of $7,484,172 (including approximately $23,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes.

As a result of the payment of $73,443,711 to the holders of the aggregate of 6,976,958 ordinary shares presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the trust account amounted to $7,484,172.

As of March 31, 2017, we had cash of $509,997 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of March 31, 2017, we had accounts payable and accrued expenses of $253,204.

For the three months ended March 31, 2017, cash used in operating activities amounted to $85,942, resulting from a net loss of $141,571 and interest income on marketable securities held in the trust account of $4,574, offset by changes in our working capital of $60,203.

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

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. During 2016, we received an aggregate of $2,852,000 in advances from certain directors. The advances were non-interest bearing, unsecured and to be repaid upon the completion of a Business Combination.

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

Other than as described above, our sponsor or an affiliate of our sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through November 3 2017, the date the Company is required to liquidate.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31 2016 filed with the SEC on March 15, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as discussed below.

NASDAQ may delist our ordinary shares from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 29, 2017, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the staff of Nasdaq has determined that the Company currently does not comply with Listing Rule 5550(a)(3) (the “Minimum Holders Rule”), which requires the Company to have at least 300 public holders of its ordinary shares for continued listing on Nasdaq. The Notice stated that, no later than May 15, 2017, the Company is required to submit a plan to regain compliance with the Minimum Holders Rule. The Company intends to submit a plan with Nasdaq on or before May 15, 2017 to regain compliance and maintain its Nasdaq listing. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

We cannot assure you that our ordinary shares will continue to be listed on NASDAQ in the future. If NASDAQ delists our ordinary shares from trading on its exchange, we could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our securities are a “penny stock,” which requires brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: May 10, 2017	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

