Form 10-Q
period 2017-06-30
Atlantic Alliance Partnership Corp.
filed 2017-08-09
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the registrant had 3,687,233 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$335,003	$595,939
Prepaid expenses	81,419	185,145
Total Current Assets	416,422	781,084

Cash and marketable securities held in Trust Account	7,497,344	7,479,598
TOTAL ASSETS	$7,913,766	$8,260,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$349,247	$240,485
Total Liabilities	349,247	240,485

Commitments and Contingencies
Ordinary shares subject to possible redemption 243,045 and 286,911 shares at redemption value as of June 30, 2017 and December 31, 2016, respectively	2,564,518	3,020,196

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,444,188 and 3,400,322 shares issued and outstanding (excluding 243,045 and 286,911 shares subject to possible redemption) as of June 30, 2017 and December 31, 2016, respectively	5,476,247	5,020,569
Accumulated deficit	(476,246)	(20,568)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,913,766	$8,260,682

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating costs	$327,279	$1,225,827	$473,424	$1,543,185
Loss from operations	(327,279)	(1,225,827)	(473,424)	(1,543,185)

Other income:
Interest income	13,172	50,962	17,746	79,413
Net Loss	$(314,107)	$(1,174,865)	$(455,678)	$(1,463,772)

Weighted average shares outstanding, basic and diluted (1)	3,413,938	3,416,859	3,407,168	3,401,882
Basic and diluted net loss per common share	$(0.09)	$(0.34)	$(0.13)	$(0.43)

(1)	Excludes an aggregate of up to 243,045 and 6,854,841 ordinary shares subject to redemption at June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(455,678)	$(1,463,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,746)	(79,413)
Changes in operating assets and liabilities:
Prepaid expenses	103,726	(229,672)
Accounts payable and accrued expenses	108,762	994,606
Net cash used in operating activities	(260,936)	(778,251)

Cash Flows from Financing Activities:
Proceeds from advances and promissory notes – related parties	-	500,000
Net cash provided by financing activities	-	500,000

Net Change in Cash and Cash Equivalents	(260,936)	(278,251)
Cash and Cash Equivalents – Beginning	595,939	357,077
Cash and Cash Equivalents – Ending	$335,003	$78,826

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$455,678	$1,463,772

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017, the Company had not yet commenced any operations. All activity through June 30, 2017 related to the Company’s formation, its initial public offering (“Initial Public Offering”) (described below), identifying a target company for a Business Combination and activities in connection with the proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx Development, Inc. (“Kalyx”) (as described in Note 6).

The registration statement for the Company’s Initial Public Offering was declared effective on April 28, 2015. On May 4, 2015, the Company consummated the Initial Public Offering of 7,687,500 ordinary shares, no par value per share (“Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option of 187,500 ordinary shares, at $10.00 per Public Share, generating gross proceeds of $76,875,000.

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

On November 1, 2016, the Company’s shareholders approved (a) to extend the period of time for which the Company is required to consummate a Business Combination until November 3, 2017 and (b) the removal of the prohibition on the Company’s offering to redeem Public Shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company paid cash in the aggregate amount of $73,443,711, or approximately $10.53 per share, to redeeming shareholders. As a result of the payment on the ordinary shares presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the trust account decreased to $7,484,172. In addition, on November 1, 2016, an aggregate of $144,602 was distributed as a cash dividend payment to shareholders that voted to approve the Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 Public Shares that was voted to approve the Extension Amendment. The cash payment did not come from the Trust Account but was paid from funds loaned to the Company by AAP Sponsor.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Public Shares are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination or that, even if a Business Combination is consummated with Kalyx, that the Public Shares will continue to be listed on NASDAQ given the nature of Kalyx’s business (see Note 6).

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The per-share price of the Public Shares to be redeemed, payable in cash, will be equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding Public Shares. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company’s initial shareholder, AAP Sponsor, has agreed to waive its redemption rights with respect to its founder shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with the completion of a Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination.

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

If the Company seeks shareholder approval in connection with a Business Combination, AAP Sponsor has agreed to vote its founder shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination.

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

AAP Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares and Private Placement Shares if the Company fails to complete a Business Combination during the Combination Period. However, if AAP Sponsor acquires Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the approximately $10.53 per Public Share held in the Trust Account. In order to protect the amounts held in the Trust Account, Messrs. Jonathan Goodwin, Iain Abrahams, Mark Klein, Waheed Alli and Jonathan Mitchell, each of whom are current or former members of the Company’s management team, have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Abrahams, Klein, and Mitchell will not be responsible to the extent of any liability for such third party claims.

On November 1, 2016, the Company amended certain letter agreements, dated as of April 28, 2015, by and among the Company and AAP Sponsor, officers and directors (the “Insiders” and such letter agreements, the “Letter Agreements”) pursuant to which (1) the Insiders shall be entitled to redemption and liquidation rights, as applicable, with respect to any ordinary shares of the Company (other than founder shares, Private Placement Shares and Conversion Shares (defined below)) they hold (i) if the Company fails to consummate a Business Combination by November 3, 2017 or (ii) in connection with the consummation of a Business Combination and (2) the Insiders shall not have the right to vote any ordinary shares of the Company issuable upon conversion of convertible debt of the Company held by the Insiders in connection with a Business Combination (including the Conversion Shares).

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 2. LIQUIDITY AND GOING CONCERN

As of June 30, 2017, the Company had $335,003 in its operating bank accounts, $7,497,344 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $67,175. As of June 30, 2017, approximately $37,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The Company submitted a plan to regain compliance to Nasdaq and subsequently, on June 9, 2017, the Company received a written notice from Nasdaq indicating that the staff of Nasdaq has determined, based on its review of the Company’s plan of compliance, to grant the Company’s request for the continued listing of its ordinary shares on Nasdaq, pursuant to an extension to evidence compliance with the minimum 300 round lot shareholder requirement applicable to the Company’s ordinary shares by September 25, 2017.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 15, 2017, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At June 30, 2017 and December 31, 2016, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017 and December 31, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at June 30, 2017 and 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017 and December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 15, 2015, the Company issued 2,156,250 ordinary shares to the AAP Sponsor (the “founder shares”) for an aggregate purchase price of $25,000. The 2,156,250 founder shares included an aggregate of up to 281,250 shares subject to forfeiture by AAP Sponsor (or its permitted transferees) on a pro rata basis depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ election to exercise their over-allotment option to purchase 187,500 ordinary shares on May 4, 2015, 46,875 founder shares were no longer subject to forfeiture.

The remaining portion of the underwriters’ over-allotment was extinguished; accordingly, 234,375 founder shares were forfeited. The founder shares are identical to the Public Shares sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) AAP Sponsor has agreed (i) to waive its redemption rights with respect to its founder shares, Private Placement Shares and Public Shares purchased during or after the Initial Public Offering in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period.

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

JUNE 30, 2017

(Unaudited)

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

Merger Agreement with Kalyx

On May 8, 2017, the Company announced that it entered into a merger agreement (the “Merger Agreement”) and related agreements with Kalyx, a privately held Maryland corporation that intends to elect to be taxed and to operate in a manner to allow it to qualify as a real estate investment trust for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016. Kalyx is a fully-integrated commercial real estate company which acquires and owns properties leased to, or currently occupied by, state-licensed operators of regulated cannabis businesses in states in which such activities are legal under state law. Kalyx owns and operates nine commercial properties comprising an aggregate of 653,000 square feet located in Arizona, Colorado, Oregon and Washington and is a multistate provider of commercial real estate to state-licensed operators in the regulated cannabis industry.

Pursuant to the Merger Agreement, Kalyx will merge with and into the Company (the “Merger”) after the Company first converts from a British Virgin Islands company to a Maryland corporation (the “Conversion”). Pursuant to the Merger, the Company will be the surviving entity with all of the assets and liabilities of Kalyx becoming vested in the Company. The surviving public company, which is expected to be organized as a Maryland corporation, will be re-named Kalyx Properties Inc. (“KPI”).

In connection with and as a condition to the closing of the Merger, immediately following the Conversion and immediately prior to the Merger, the Company expects to conduct a private placement of its common stock to accredited investors (the “PIPE”). As a further condition to the closing of the Merger, the proceeds of the PIPE, when combined with cash currently in the Company’s Trust Account (subject to potential Company shareholder redemptions), will be required to equal or exceed $15 million (before giving effect to the payment of any expenses incurred in connection with the Merger or the transactions contemplated hereby or the repayment of any outstanding loans of the Company). The proceeds are anticipated to be used by KPI to make additional real estate acquisitions and for general working capital purposes.

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

In connection with the execution of the Merger Agreement, AAP Sponsor and Fox Investments Limited (“Fox”), an affiliate of Iain Abrahams, the Chief Executive Officer and a director of the Company and a director and shareholder of AAP Sponsor, entered into a letter agreement (the “Forfeiture Agreement”) with Kalyx, pursuant to which AAP Sponsor agreed to forfeit at the Effective Time all but 321,492 of AAP Sponsor’s 2,976,691 ordinary shares of the Company (the “Sponsor Shares”), provided that if Fox elects to have any of its 522,800 Public Shares redeemed in connection with the Merger, AAP Sponsor will forfeit all of its Sponsor Shares at the effective time of the Merger (the “Effective Time”). Fox also agreed that within 10 business days after receipt of notice from Kalyx (or as earlier required in connection with the Company’s shareholder meeting) that the Company has received binding subscription agreements for the PIPE for an aggregate purchase price of at least $9.5 million at $10.00 per share, Fox must provide written notice to Kalyx that it is or, as the case may be, is not, committing to waive its rights to have its Public Shares redeemed in connection with the Merger.

The Company’s board of directors unanimously approved the Merger Agreement. Completion of the transaction is subject to approval of the Company’s shareholders and other closing conditions. On July 13, 2017, the Company filed a proxy statement with the Securities and Exchange Commission in order to obtain shareholder approval of the Merger and the related transactions.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2017, there were 3,444,188 ordinary shares issued and outstanding (excluding 243,045 ordinary shares subject to possible redemption).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$7,497,344	$7,479,598

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in this Report, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results (including, without limitation, the outcome of our proposed business combination with Kalyx) to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On May 8, 2017, we announced that we entered into a merger agreement (the “Merger Agreement”) and related agreements with Kalyx Development, Inc., a privately held Maryland corporation that intends to elect to be taxed and to operate in a manner to allow it to qualify as a real estate investment trust for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2016 (“Kalyx”). Kalyx is a fully-integrated commercial real estate company which acquires and owns properties leased to, or currently occupied by, state-licensed operators of regulated cannabis businesses in states in which such activities are legal under state law. Kalyx owns and operates nine commercial properties comprising an aggregate of 653,000 square feet located in Arizona, Colorado, Oregon and Washington and is a multistate provider of commercial real estate to state-licensed operators in the regulated cannabis industry.

Pursuant to the Merger Agreement, Kalyx will merge with and into the Company (the “Merger”) after the Company first converts from a British Virgin Islands company to a Maryland corporation (the “Conversion”). Pursuant to the Merger, the Company will be the surviving entity with all of the assets and liabilities of Kalyx becoming vested in our company. The surviving public company, which is expected to be organized as a Maryland corporation, will be re-named Kalyx Properties Inc. (“KPI”).

In connection with and as a condition to the closing of the Merger, immediately following the Conversion and immediately prior to the Merger, we expect to conduct a private placement of our common stock to accredited investors (the “PIPE”). As a further condition to the closing of the Merger, the proceeds of the PIPE, when combined with cash currently in our Trust Account (subject to potential shareholder redemptions), will be required to equal or exceed $15 million. The proceeds are anticipated to be used by KPI to make additional real estate acquisitions and for general working capital purposes.

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

In connection with the execution of the Merger Agreement, AAP Sponsor (PTC) Corp., our sponsor (“AAP Sponsor”) and Fox Investments Limited (“Fox”), an affiliate of Iain Abrahams, the Chief Executive Officer and a director of the Company and a director and shareholder of AAP Sponsor, entered into a letter agreement (the “Forfeiture Agreement”) with Kalyx, pursuant to which AAP Sponsor agreed to forfeit at the effective time of the Merger (the “Effective Time”) all but 321,492 of AAP Sponsor’s 2,976,691 ordinary shares of the Company (the “Sponsor Shares”), provided that if Fox elects to have any of its 522,800 Public Shares redeemed in connection with the Merger, AAP Sponsor will forfeit all of its Sponsor Shares at the Effective Time. Fox also agreed that within 10 business days after receipt of notice from Kalyx (or as earlier required in connection with the Company’s shareholder meeting) that the Company has received binding subscription agreements for the PIPE for an aggregate purchase price of at least $9.5 million at $10.00 per share, Fox must provide written notice to Kalyx that it is or, as the case may be, is not, committing to waive its rights to have its Public Shares redeemed in connection with the Merger.

The Company’s board of directors unanimously approved the Merger Agreement. Completion of the transaction is subject to approval of the Company’s shareholders and other closing conditions. On July 13, 2017, the Company filed a proxy statement with the Securities and Exchange Commission in order to obtain shareholder approval of the Merger and the related transactions. Such proxy statement contains additional information regarding Kalyx, the Merger Agreement and other agreements entered into in connection with the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to June 30, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a business combination and activities in connection with the proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low yields on short-term government securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2017, we had a net loss of $314,107 and $455,678, respectively, which consisted of operating costs and target identification expenses of $327,279 and $473,424, respectively, offset by interest income on marketable securities held in our Trust Account of $13,172 and $17,746, respectively.

For the three and six months ended June 30, 2016, we had a net loss of $1,174,865 and $1,463,772, respectively, which consisted of operating costs and target identification expenses of $1,225,827 and $1,543,185, respectively, offset by interest income on marketable securities held in our Trust Account of $50,962 and $79,413, respectively.

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

On November 1, 2016, we held a special meeting in lieu of an annual meeting of shareholders pursuant to which the shareholders approved (a) to extend the period of time for which we are required to consummate a Business Combination until November 3, 2017 and (b) the removal of the prohibition on the offering to redeem public shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company distributed $73,443,711, or approximately $10.52 per share, to redeeming shareholders. In addition, an aggregate of $144,602 was distributed as a cash payment to shareholders that voted to approve the Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 public shares that was voted to approve the Extension Amendment. The cash payment did not come from our trust account but was paid from funds loaned to us by AAP Sponsor.

As of June 30, 2017, we had cash and marketable securities held in the trust account of $7,497,344 (including approximately $37,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be available to us to pay taxes.

As of June 30, 2017, we had cash of $335,003 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses. In addition, as of June 30, 2017, we had accounts payable and accrued expenses of $349,247.

For the six months ended June 30, 2017, cash used in operating activities amounted to $260,936, resulting from a net loss of $455,678 and interest income on marketable securities held in the trust account of $17,746, offset by changes in our operating assets and liabilities of $212,488. For the six months ended June 30, 2016, cash used in operating activities amounted to $778,251, resulting from a net loss of $1,463,772 and interest income on marketable securities held in the trust account of $79,413, offset by changes in our operating assets and liabilities of $764,934.

We intend to use the funds held outside the trust account primarily to complete the Merger with Kalyx and, if the Merger fails to close or is abandoned, to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We will also use such funds to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our sponsor or an affiliate of our sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to consummate the PIPE and the Merger fails to close, and if following this we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that the PIPE or any other new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through November 3, 2017, the date the Company is required to liquidate.

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

If our estimates of the costs of the foregoing activities are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we will need to consummate the PIPE to complete our business combination with Kalyx and we may otherwise issue additional securities or incur debt in connection with the Merger. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination.

Other than as described above, in order to fund working capital deficiencies or finance transaction costs in connection with any potential business combination (including, without limitation, the Merger with Kalyx), our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as discussed below.

NASDAQ may delist our ordinary shares from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 29, 2017, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the staff of Nasdaq has determined that the Company currently does not comply with Listing Rule 5550(a)(3) (the “Minimum Holders Rule”), which requires the Company to have at least 300 public holders of its ordinary shares for continued listing on Nasdaq. On June 9, 2017, the Company received a written notice from Nasdaq indicating that the staff of Nasdaq has determined, based on its review of the Company’s plan of compliance, to grant the Company’s request for the continued listing of its ordinary shares on Nasdaq, pursuant to an extension to evidence compliance with the minimum 300 round lot shareholder requirement applicable to the Company’s ordinary shares by September 25, 2017.

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

It is likely that following the Merger, we will need to migrate the listing of our common stock from Nasdaq to another national exchange, and our inability to do so could have a material adverse effect on investor liquidity.

Based on written communication from Nasdaq, we believe it is unlikely that Nasdaq will allow the listing of the KPI’s common stock for an extended period of time following the completion of the Merger due to the business of KPI. We and Kalyx are evaluating all potential options, and it is the intention to secure and maintain a listing for KPI’s common stock on another national exchange. If KPI is not successful in such other listing and Nasdaq does not permit the listing, KPI’s common stock will cease trading on Nasdaq, which may adversely affect the liquidity and trading of its securities. We and Kalyx cannot provide assurance, however, that KPI will be able to meet the listing requirements of another national stock exchange. If KPI fails to list its securities on a national stock exchange for any reason, the liquidity and price of KPI’s securities may be adversely affected.

If the conditions to the Merger are not met, the Business Combination will not occur.

Even if the Merger is approved by the shareholders of the Company and Kalyx, specified conditions must be satisfied or waived to complete the Merger. These conditions are described in detail in the Merger Agreement, but they include the consummation of the PIPE. We and Kalyx cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we and Kalyx each may lose some or all of the intended benefits of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1(1)	Merger Agreement, dated as of May 8, 2017, by and between Atlantic Alliance Partnership Corp., and Kalyx Development Inc.
10.1(1)	Form of Voting Agreement by and among Atlantic Alliance Partnership Corp., Kalyx Development Inc. and the shareholder of Kalyx Development Inc. party thereto.
10.2(1)	Form of Non-Competition and Non-Solicitation Agreement, by the shareholder of Kalyx Development Inc. party thereto in favor of Atlantic Alliance Partnership Corp.
10.3(1)	Form of Lock-Up Agreement by and between Atlantic Alliance Partnership Corp. and the shareholder of Kalyx Development Inc. party thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to our Current Report on Form 8-K filed on May 12, 2017

*Filed herewith.

# Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: August 9, 2017	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)