Form 10-Q
period 2017-09-30
Atlantic Alliance Partnership Corp.
filed 2017-11-14
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, the registrant had 2,976,691 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$114,082	$595,939
Prepaid expenses	34,420	185,145
Total Current Assets	148,502	781,084

Cash and marketable securities held in Trust Account	7,514,325	7,479,598
TOTAL ASSETS	$7,662,827	$8,260,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$323,496	$240,485
Total Liabilities	323,496	240,485

Commitments and Contingencies
Ordinary shares subject to possible redemption 221,203 and 286,911 shares at redemption value as of September 30, 2017 and December 31, 2016, respectively	2,339,330	3,020,196

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 3,466,030 and 3,400,322 shares issued and outstanding (excluding 221,203 and 286,911 shares subject to possible redemption) as of September 30, 2017 and December 31, 2016, respectively	5,701,435	5,020,569
Accumulated deficit	(701,434)	(20,568)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,662,827	$8,260,682

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating costs	$242,169	$1,278,062	$715,593	$2,821,247
Loss from operations	(242,169)	(1,278,062)	(715,593)	(2,821,247)

Other income:
Interest income	16,981	58,333	34,727	137,746
Net Loss	$(225,188)	$(1,219,729)	$(680,866)	$(2,683,501)

Weighted average shares outstanding, basic and diluted (1)	3,444,188	3,532,972	3,419,643	3,445,897
Basic and diluted net loss per ordinary share	$(0.07)	$(0.35)	$(0.20)	$(0.78)

(1)	Excludes an aggregate of up to 221,203 and 6,733,997 ordinary shares subject to redemption at September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(680,866)	$(2,683,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(34,727)	(137,746)
Changes in operating assets and liabilities:
Prepaid expenses	150,725	(21,997)
Accounts payable and accrued expenses	83,011	1,969,029
Net cash used in operating activities	(481,857)	(874,215)

Cash Flows from Financing Activities:
Advances from related parties	-	520,000
Net cash provided by financing activities	-	520,000

Net Change in Cash and Cash Equivalents	(481,857)	(354,215)
Cash and Cash Equivalents – Beginning	595,939	357,077
Cash and Cash Equivalents – Ending	$114,082	$2,862

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$680,866	$2,683,501

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

All activity through September 30, 2017 related to the Company’s formation, its initial public offering (“Initial Public Offering”) (described below), identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx Development, Inc. (“Kalyx”) (as described below).

On May 8, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) and related agreements with Kalyx, a privately held Maryland corporation. Pursuant to the Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of Kalyx (the “Kalyx Merger”). On October 5, 2017, due to the inability to list the securities of the combined entity on any U.S. national stock exchange upon consummation of the Kalyx Merger, which was one of the closing conditions set forth in the Merger Agreement, the parties entered into an agreement terminating the Kalyx Merger, effective October 5, 2017.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

On November 3, 2017, due to the Company’s inability to consummate a Business Combination within the time period required by its Amended Memorandum and Articles of Association, the Company redeemed all of its outstanding Public Shares. The number of shares redeemed was 710,542 and the Company distributed $7,519,635, or approximately $10.58 per share to redeeming shareholders.

The Company is currently considering its alternatives, including whether to continue as a business entity. However, the Company has not taken any action as of this time to amend its Amended Memorandum and Articles of Association.

In order to protect the amounts held in the Trust Account, Messrs. Jonathan Goodwin, Iain Abrahams, Mark Klein, Waheed Alli and Jonathan Mitchell, each of whom are current or former members of the Company’s management team, agreed that they would be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability would not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Abrahams, Klein, and Mitchell would not be responsible to the extent of any liability for such third party claims. As a result of the Company’s redemption and cancellation of all of its outstanding Public Shares on November 3, 2017, Messrs. Abrahams, Klein, and Mitchell have no further obligation under the indemnification agreement.

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

Nasdaq Delisting

On March 29, 2017, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the staff of Nasdaq had determined that the Company did not comply with Listing Rule 5550(a)(3) (the “Minimum Holders Rule”), which requires the Company to have at least 300 public holders of its ordinary shares for continued listing on Nasdaq.  Subsequently, upon the Company’s request, the Nasdaq granted the Company an extension to comply with the Minimum Holders Rule until September 25, 2017.

On September 26, 2017, the Company received a written notice (the “Notice”) from Nasdaq indicating that the Company did not satisfy the terms of the extension and accordingly, the staff of Nasdaq had initiated procedures to delist the Company’s securities from The Nasdaq Stock Market. As a result, the trading of the Company’s ordinary shares was suspended as of October 5, 2017 and the Company’s securities were subsequently removed from listing and registration on The Nasdaq Stock Market and transitioned to the over-the-counter markets operated by OTC Markets Group.

Liquidity and Going Concern

As of September 30, 2017, the Company had $114,082 in its operating bank accounts and a working capital deficit of $174,994.

The Company is currently considering a search for a potential target company; however, as a result of the redemption and cancellation of all of its outstanding Public Shares and the return of all funds held in the Trust Account, the Company continues to have a working capital deficit. The Company will need to raise additional capital through loans or additional investments its shareholders, officers, directors, or third parties. However, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 2018. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 15, 2017, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At September 30, 2017 and December 31, 2016, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017 and December 31, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2017 and 2016, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At September 30, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Reconciliation of Net Loss per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(225,188)	$(1,219,729)	$(680,866)	$(2,683,501)
Less: Income attributable to ordinary shares subject to redemption	(5,286)	(51,100)	(10,811)	(120,666)
Adjusted net loss	(230,474)	(1,270,829)	(691,677)	(2,804,167)

Weighted average shares outstanding, basic and diluted	3,444,188	3,532,972	3,419,643	3,445,897

Basic and diluted net loss per ordinary share	$(0.07)	$(0.36)	$(0.20)	$(0.81)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017 and December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

NOTE 3. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, AAP Sponsor purchased an aggregate of 778,438 Private Placement Shares at a purchase price of $10.00 per share from the Company in a private placement. The proceeds from the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account and will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law).

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

On November 1, 2016, the representative of the underwriters waived its right to receive its deferred fee in the amount of $2,690,625, which had been held in the Trust Account. Accordingly, no further payments are due and payable to the underwriters by the Company.

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2017, there were 3,446,030 ordinary shares issued and outstanding (excluding 221,203 ordinary shares subject to possible redemption). As a result of the Company’s redemption and cancellation of 710,542 shares on November 3, 2017, there are now 2,976,691 ordinary shares issued and outstanding.

NOTE 7. FAIR VALUE MEASUREMENTS

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$7,514,325	$7,479,598

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

On November 3, 2017, due to the Company’s inability to consummate a Business Combination within the time period required by its Amended Memorandum and Articles of Association, the Company redeemed all of its outstanding Public Shares. The number of shares redeemed was 710,542 and the Company distributed $7,519,635, or approximately $10.58 per share to redeeming shareholders.

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

Recent Developments

On May 8, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) and related agreements with Kalyx, a privately held Maryland corporation. Pursuant to the Merger Agreement, we agreed to acquire all of the outstanding capital stock of Kalyx (the “Kalyx Merger”). On October 5, 2017, due to the inability to list the securities of the combined entity on any U.S. national stock exchange upon consummation of the Kalyx Merger, which was one of the closing conditions set forth in the Merger Agreement, the parties entered into an agreement terminating the Kalyx Merger, effective October 5, 2017.

On November 3, 2017, due to our inability to consummate a Business Combination within the time period required by our Amended Memorandum and Articles of Association, we redeemed all of our outstanding Public Shares. The number of shares redeemed was 710,542 and we distributed $7,519,635, or approximately $10.58 per share to redeeming shareholders.

Results of Operations

All activity through September 30, 2017 related to our formation, our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx. We generated non-operating income in the form of interest income on cash and marketable securities held.

For the three and nine months ended September 30, 2017, we had a net loss of $225,188 and $680,866, respectively, which consisted of operating costs and target identification expenses of $242,169 and $715,593, respectively, offset by interest income on marketable securities held in our trust account of $16,981 and $34,727, respectively.

For the three and nine months ended September 30, 2016, we had a net loss of $1,219,729 and $2,683,501, respectively, which consisted of operating costs and target identification expenses of $1,278,062 and $2,821,247, respectively, offset by interest income on marketable securities held in our trust account of $58,333 and $137,746, respectively.

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

On November 3, 2017, due to our inability to consummate a Business Combination within the time period required by our Amended Memorandum and Articles of Association, we redeemed all of or outstanding Public Shares. The number of shares redeemed was 710,542 and we distributed $7,519,635, or approximately $10.58 per share to redeeming shareholders.

As of September 30, 2017, we had cash of $114,082 held outside the trust account, which is available for use by us to cover the costs associated with general corporate uses. In addition, as of September 30, 2017, we had accounts payable and accrued expenses of $323,496.

For the nine months ended September 30, 2017, cash used in operating activities amounted to $481,857, resulting from a net loss of $680,866 and interest income on marketable securities held in the trust account of $34,727, offset by changes in our operating assets and liabilities of $233,736. For the nine months ended September 30, 2016, cash used in operating activities amounted to $874,215, resulting from a net loss of $2,683,501 and interest income on marketable securities held in the trust account of $137,746, offset by changes in our operating assets and liabilities of $1,947,032.

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

On November 1, 2016, the representative of the underwriters agreed to waive in full its right to receive its deferred fee in the amount of $2,690,625, which had been held in the trust account pursuant to the underwriting agreement entered into by and between us and the underwriters in connection with the Initial Public Offering. Accordingly, no further payments are due and payable to the underwriters by us.

We are currently considering a search for a potential target company; however, as a result of the redemption and cancellation of all of our outstanding Public Shares and the return of all funds held in the trust account, we continue to have a working capital deficit. We will need to raise additional capital through loans or additional investments our shareholders, officers, directors, or third parties, However, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through November 2018.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

On November 3, 2017, due to the Company’s inability to consummate a Business Combination, the Company redeemed and cancelled all of its outstanding Public Shares. The Company is currently considering a search for a potential target company; however, as a result of the Company’s redemption and cancellation of all of its outstanding Public Shares and the return of all funds held in its trust account, the Company continues to have a working capital deficit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1 (1)	Termination Agreement, dated October 5, 2017 by and between Atlantic Alliance Partnership Corp., and Kalyx Development Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to our Current Report on Form 8-K filed on October 5, 2017

*Filed herewith.

# Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: November 14, 2017	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

