Form 10-K
period 2017-12-31
Atlantic Alliance Partnership Corp.
filed 2018-04-17
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, based on an assumed last sales price of $11.00 on the NASDAQ Capital Market, was approximately $7,815,962.

As of April 13, 2018, there were 2,976,691 ordinary shares, no par value, of the registrant issued and outstanding.

 i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“Companies Act” and “Insolvency Act” are to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003, of the British Virgin Islands, respectively.

●	“founder shares” refer to our ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering;

●	“initial shareholder” is to the holder of our founder shares prior to our initial public offering;

●	“memorandum and articles of association” are to our Amended and Restated Memorandum of Association, as amended on April 28, 2015, November 1, 2016 and April 12, 2018;

●	“management” or our “management team” are to our current executive officers and directors;

●	“ordinary shares” refer to the ordinary shares of no par value in the company;

●	“private placement shares” are to the ordinary shares issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” were to our ordinary shares sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), none of which were outstanding as of November 2017;

●	“public shareholders” were to the holders of our public shares, including our initial shareholder and management team to the extent our initial shareholder and/or members of our management team may have purchased public shares;

●	“sponsor” is to AAP Sponsor (PTC) Corp., a business company incorporated in the British Virgin Islands with limited liability; and

●	“we,” “us,” “company” or “our company” are to Atlantic Alliance Partnership Corp., a business company incorporated in the British Virgin Islands with limited liability.

 ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete a business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination;

●	our potential ability to obtain financing to complete a business combination;

●	our pool of prospective target businesses;

●	an inability to have our securities listed on a national securities exchange following a business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our securities’ lack of liquidity and trading;

●	the lack of a market for our securities; or

●	funds available to us to complete a business combination.

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

 iii

PART I

Item 1. Business

Introduction

We are a blank check company incorporated in the British Virgin Islands as a business company with limited liability (meaning that our shareholders have no additional liability, as members of our company, for the liabilities of our company over and above the amount paid for their shares) and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, contractual control arrangement with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities which we refer to throughout this Report as a business combination. We have conducted no operations and have generated no revenues to date and we will not generate operating revenues until, at the earliest, after we consummate a business combination.

Although we anticipate acquiring a target business that is an operating business, we are not obligated to do so and may determine instead to merge with or acquire a company with no operating history. In such event, investors would not have the benefit of basing the decision on whether to remain with our company following such transaction on the past operations of such target business. Furthermore, in such a situation, many of the acquisition criteria and guidelines set forth in this Report may be rendered irrelevant. We can provide no assurances that our management team’s expertise will guarantee a successful business combination. In addition, our management team is not required to devote a significant or certain amount of time to our businesses on a monthly basis and our management team is currently devoting time to, and is involved with, other businesses.

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

Prior to the change of our management team in November 2016, we were focused on industries that complemented our prior management team’s background. We therefore were focused on companies in the media, internet and consumer sector operating in the United Kingdom and Europe (which may have included a business based in Europe which has operations or opportunities outside of Europe). As described below under the heading “Significant Activities Since Inception,” in May 2016, we entered into an agreement to acquire a company registered in England and Wales and subsequently terminated such agreement in September 2016 and in May 2017, we entered into an agreement to acquire a Maryland corporation and subsequently terminated such agreement in October 2017.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into a business combination with a target business that does not meet any of these criteria and guidelines.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

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

Submission of Matters to a Vote of Security Holders

On November 1, 2016, we held a special meeting in lieu of an annual meeting of shareholders. At such meeting, the shareholders approved the following items:

●	an amendment to our memorandum and articles of association (A) extending the date by which we must consummate a business combination from November 4, 2016 to November 3, 2017; and (B) removing the prohibition on our offering to redeem public shares held by our sponsor or its affiliates, directors or officers in connection with the consummation of a business combination;

●	an amendment to the Investment Management Trust Agreement between us and Continental Stock Transfer & Trust Company and the Company (“Continental”) extending the date on which to commence liquidation of our trust account to November 3, 2017;

●	to direct the election of each of John Service and Daniel Winston as a director, to serve until the 2019 annual meeting of shareholders or until his successor is elected and qualified; and

●	to direct the ratification of the selection by our audit committee of Marcum LLP to serve as our independent registered public accounting firm for the year ended December 31, 2016.

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

Kalyx Agreement

On May 8, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kalyx Development Inc., a Maryland corporation (“Kalyx”). On October 5, 2017, due to the inability to list the securities of the combined entity on any U.S. national stock exchange upon consummation of the merger, which was one of the closing conditions set forth in the Merger Agreement, the parties elected to abandon the transactions contemplated by the Merger Agreement and enter into a Termination Agreement (the “Termination Agreement”), pursuant to which, the Merger Agreement and related agreements were each terminated, effective immediately, and are no longer of any force or effect.

Final Redemption of Public Shares

Due to our inability to consummate a business combination within the time period required by our amended and restated memorandum and articles of association, as amended, we redeemed all of our outstanding ordinary shares that were issued in our initial public offering, at a per-share redemption price of approximately $10.58. As of the close of business on November 3, 2017, such shares were deemed cancelled. The redemption of such shares was completed in November 2017.

Our initial shareholders waived their redemption rights with respect to the outstanding ordinary shares issued prior to our initial public offering, the ordinary shares issued in a private placement simultaneously with the closing of our initial public offering and the ordinary shares issued upon conversion of certain loans.

Nasdaq Delisting

On March 29, 2017, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market indicating that the staff of Nasdaq had determined that the Company did not comply with Listing Rule 5550(a)(3) (the “Minimum Holders Rule”), which requires the Company to have at least 300 public holders of its ordinary shares for continued listing on Nasdaq. Subsequently, upon the Company’s request, the Nasdaq granted the Company an extension to comply with the Minimum Holders Rule until September 25, 2017.

On September 26, 2017, the Company received a written notice (the “Notice”) from Nasdaq indicating that the Company did not satisfy the terms of the extension and accordingly, the staff of Nasdaq had initiated procedures to delist the Company’s securities from The Nasdaq Stock Market. As a result, the trading of our ordinary shares was suspended as of October 5, 2017 and our securities were subsequently removed from listing and registration on The Nasdaq Stock Market.

Amendment of Amended and Restated Memorandum and Articles Following Redemption of Public Shares

Following the final redemption of our public shares in November 2017, our directors and sole remaining registered shareholder unanimously agreed that rather than commence the winding-up of the Company under the applicable provisions of the Companies Act (as would otherwise be required under the terms of the then memorandum and articles), the Company should instead continue in existence with the intent that it will, at some future time, embark upon a new purpose as approved by the then shareholders and directors. Therefore on April 12, 2018, by resolution of our sole remaining shareholder at the request of our directors, further amendments were made to our memorandum and articles of association for the purpose of removing any obligation to take steps to wind-up the Company following the redemption of the public shares and to remove certain other provisions of the memorandum and articles relating specifically to its original purpose as a listed special purpose acquisition company with a limited life span.

Business Combination

We anticipate structuring our business combination so that the post-transaction company will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our business combination could own less than a majority of our outstanding shares subsequent to our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review, that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information made available to us. We also utilize our operational and capital planning experience.

We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsor, officers or directors.

Members of our management team directly, or indirectly own ordinary shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate a business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to a business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our officers and directors currently have certain relevant fiduciary duties or contractual obligations. We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers arising in the future would materially undermine our ability to complete a business combination.

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote, and intend to continue to devote, as much of their time as they deem necessary to our affairs until we have completed a business combination. The amount of time that our officers or any other members of our management devote in any time period will varies based on whether a target business has been selected for a business combination and the current stage of the business combination process.

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

Effecting a Business Combination

We intend to effectuate a business combination using our capital stock, debt or a combination of these as the consideration to be paid in a business combination. We may seek to complete a business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of a business combination. There are no prohibitions on our ability to raise funds privately or through loans in connection with a business combination.

Sources of Target Businesses and Potential Finder’s Fees

Target business candidates may be brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We may engage professional firms or other individuals, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following a business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

Lack of Business Diversification

For an indefinite period of time after the completion of a business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of a business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve a Business Combination

While we may submit a business combination to a vote of shareholders (if it is required by law or if we decide to seek shareholder approval for business or other reasons), we may not seek shareholder approval in connection with a business combination as not all the potential ways of structuring a business combinations require shareholder approval under British Virgin Islands law. Since our securities are no longer listed on NASDAQ, we are not subject to NASDAQ rules that would otherwise require us to obtain shareholder approval in connection with our business combination. In addition, because we currently have only one shareholder, no votes other than those cast by our current shareholder are necessary to approve a business combination.

Presented below is a table of the types of business combinations we may consider and whether shareholder approval is currently required under British Virgin Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Competition

In identifying, evaluating and selecting a target business for a business combination, we have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, because we have previously paid cash to our public shareholders who exercised their redemption rights or upon the liquidation of the trust account established at the time of our initial public offering for the benefit of public shareholders, the resources available to us for a business combination have been significantly reduced. Either of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote, and intend to continue to devote, as much of their time as they deem necessary to our affairs until we have completed a business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for a business combination and the current stage of the business combination process. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

Our ordinary shares are not currently registered under the Exchange Act. However, we are currently voluntarily complying with reporting obligations that apply to public companies, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses. If we fail to complete a business combination, we will never generate any operating revenues.

If the current cash on hand is insufficient, it could limit the amount available to complete a business combination and we may be unable to continue as a going concern.

Only $73,573 (as of December 31, 2017) was available to us to fund our working capital requirements. For the year ended December 31, 2017, we used cash of $522,366 in operating activities. As of December 31, 2017, we had current liabilities of $313,848, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to aborted business combinations.

If we are required to seek additional capital, we would need to borrow funds from AAP Sponsor, our management team or other third parties to operate or may be forced to liquidate. To date, we have received $2,852,000 in advances from certain directors in order to finance transaction costs in connection with a business combination. On November 1, 2016, (i) $1,000,000 of the outstanding advances were converted into ordinary shares of the Company at a conversion price of $10.00 per share and (ii) $1,852,000 of the outstanding advances were converted into ordinary shares of the Company at a conversion price of approximately $10.50 per share. Other than the $2,852,000 in advances (all of which have been converted into ordinary shares), neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations.

Our shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete a business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote before we complete a business combination unless the business combination would require shareholder approval under applicable law or if we decide to hold a shareholder vote for business or other legal reasons. Accordingly, we may complete a business combination even if holders of a majority of our shares do not approve of the business combination we complete.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our current cash position is limited. This may place us at a competitive disadvantage in successfully negotiating a business combination.

If our current cash position is insufficient to allow us to operate, it could limit the amount available to fund our search for a target business or businesses and complete a business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete a business combination. If we are unable to obtain these loans, we may be unable to complete a business combination.

Only $73,573 (as of December 31, 2017), is available to us to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. If we are unable to obtain these loans, we may be unable to complete a business combination. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations.

Subsequent to our completion of a business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.

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

The grant of registration rights to our initial shareholder, the holder of our private placement shares and holders of shares issuable upon conversion of working capital loans may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholder and its permitted transferees can demand that we register the founder shares, and the holder of our private placement shares, holders of shares issuable upon conversion of working capital loans and their respective permitted transferees can demand that we register such ordinary shares. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares if a market for our securities develops. In addition, the existence of the registration rights may make a business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our initial shareholder, the holder of our private placement shares and holders of shares that may be issued upon conversion of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We seek to complete a business combination with an operating company. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into a business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we complete a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete a business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking that is a member of FINRA or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

We are not required to obtain an opinion from an independent investment banking that is a member of FINRA or an accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on one or more standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and/or book value, discounted cash flow valuation or value of comparable businesses. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to a business combination.

We may issue additional ordinary or preferred shares to complete a business combination or under an employee incentive plan after completion of a business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorizes the issuance of an unlimited number of ordinary shares, no par value, and an unlimited number of preferred shares, no par value. We may issue a substantial number of additional ordinary or preferred shares to complete a business combination or under an employee incentive plan after completion of a business combination. The issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with preferential rights to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete a business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel, including, in particular, Messrs. Klein, Abrahams and Mitchell with regard to our selection of a target company. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. Following a business combination, our management team may resign from their positions as officers or directors of the company and are not required to remain as members of management of the post-acquisition company. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of a business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of a business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following a business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete a business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of a business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers or board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete a business combination.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors.

Our directors have a statutory and fiduciary duty to act in the best interests of our company whether or not a conflict of interest may exist.

Potential conflicts of interest may exist and, as a result, the terms of the business combination may not be as advantageous to our shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if a business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for a business combination.

On January 15, 2015, our sponsor purchased an aggregate of 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share, of which 234,375 founder shares were forfeited upon the underwriters’ election to partially exercise their over-allotment option. The founder shares will be worthless if we do not complete a business combination. In addition, our sponsor purchased an aggregate of 778,438 ordinary shares at a price of $10.00 per share ($7,784,380 in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering, that will also be worthless if we do not complete a business combination. In addition, on November 1, 2016, (i) an aggregate of $1,000,000 of advances were converted into ordinary shares at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of advances were converted into ordinary shares at a conversion price of approximately $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to the sponsor in connection with such conversions. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing a business combination and influencing the operation of the business following the business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate a business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

We may attempt to complete a business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate a business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

If we effect a business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

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

If we effect a business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

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

We may re-domicile into the U.S. or another foreign jurisdiction in connection with a business combination, and the laws of such jurisdiction may govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business combination, we may relocate the home jurisdiction of our business from the British Virgin Islands to the U.S. or another foreign jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the British Virgin Islands or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such re-domiciliation and the international nature of our business will likely subject us to foreign regulation.

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

If our management following a business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following a business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with such laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of a business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Our management may not be able to maintain control of a target business after a business combination.

We may structure a business combination so that the post-transaction company will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may be unable to obtain financing to complete a business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek financing to consummate a business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that financing proves to be unavailable when needed to complete a business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. The failure to secure financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Our initial shareholder controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholder currently owns 100% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. Additionally, under our memorandum and articles of association, a director may be removed from office by a resolution of our shareholders.

The requirements of being a public company may strain our resources and divert management’s attention.

We are currently volunteering to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our ordinary shares does not exist, which would adversely affect the liquidity and price of our ordinary shares.

The price of our ordinary shares may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our ordinary shares does not exist and, if developed, it may not be sustained. You may be unable to sell your ordinary shares unless a market can be established and sustained.

NASDAQ delisted our ordinary shares from trading on its exchange, which limits investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our ordinary shares are no longer listed on NASDAQ. As a result, we face significant material adverse consequences, including:

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

We cannot assure you that our ordinary shares will become listed on a national securities exchange and the failure to do so may adversely affect your ability to dispose of our ordinary shares in a timely fashion.

The New York Stock Exchange, the NYSE American and the Nasdaq Stock Market restrict the ability of companies that have completed reverse mergers to list their securities on such exchanges. In order to become eligible to list their securities on such exchanges, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a closing price of $4.00 or higher for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since the consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of the Form 8-K containing the company’s Form 10 information. As such, we may not be able to satisfy the initial listing standards of the New York Stock Exchange, NYSE American or Nasdaq exchanges in the foreseeable future or at all. Even if we are able to list our ordinary shares on such exchanges, we may not be able to maintain a listing of our ordinary shares on such stock exchange.

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

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As a result of all of the above, shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with a business combination.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our ordinary shares commenced public trading on April 29, 2015 and were listed on the Nasdaq Capital Market under the symbol “AAPC” until October 5, 2017.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our ordinary shares as reported on the Nasdaq Capital Market for the periods indicated therein. Because our ordinary shares are no longer listed on the Nasdaq Capital Market, stock price information subsequent to June 30, 2017 is not currently available.

	Low	High
Year Ended December 31, 2016:
January 1, 2016 through March 31, 2016	$9.98	$10.45
April 1, 2016 through June 30, 2016	$10.08	$10.46
July 1, 2016 through September 30, 2016	$10.00	$10.86
October 1, 2016 through December 31, 2016	$7.60	$12.25

Year Ended December 31, 2017:
January 1, 2017 through March 31, 2017	$25.62	$7.92
April 1, 2017 through June 30, 2017	$11.00	$9.95

(b) Holders

On April 13, 2018, there was one holder of record of our ordinary shares.

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

Other than as noted above, we have not paid any cash dividends on our ordinary shares to date and do not intend to pay additional cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

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

Recent Developments

On May 8, 2017, we entered into the Merger Agreement with Kalyx, a privately held Maryland corporation. Pursuant to the Merger Agreement, we agreed to acquire all of the outstanding capital stock of Kalyx (the “Kalyx Merger”). On October 5, 2017, due to the inability to list the securities of the combined entity on any U.S. national stock exchange upon consummation of the Kalyx Merger, which was one of the closing conditions set forth in the Merger Agreement, the parties entered into an agreement terminating the Kalyx Merger, effective October 5, 2017.

On November 3, 2017, due to our inability to consummate a business combination within the time period required by our amended memorandum and articles of association, we redeemed all of our remaining outstanding ordinary shares that were issued in its initial public offering. The number of shares redeemed was 710,542 and we distributed $7,519,635, or approximately $10.58 per share to redeeming shareholders.

Results of Operations

All activity through December 31, 2017 related to our formation, our initial public offering, identifying a target company for a business combination and activities in connection with the announced and subsequently terminated proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx. We generated non-operating income in the form of interest income on cash and marketable securities held.

For the year ended December 31, 2017, we had net loss of $740,837, which consisted of operating costs and target identification expenses of $780,874, offset by interest income on marketable securities held in our trust account of $40,037.

For the year ended December 31, 2016, we had net income of $205,363, which consisted of operating costs and target identification expenses of $2,644,136, offset by a $2,690,625 gain from the reduction in the deferred underwriting fee payable and interest income on marketable securities held in our trust account of $158,874.

Liquidity and Capital Resources

On November 3, 2017, due to our inability to consummate a business combination within the time period required by our amended memorandum and articles of association, we redeemed all of or outstanding public shares. The number of shares redeemed was 710,542 and we distributed $7,519,635, or approximately $10.58 per share to redeeming shareholders.

As of December 31, 2017, we had cash of $73,573, which is available for use by us to cover the costs associated with general corporate uses. In addition, as of December 31, 2017, we had accounts payable and accrued expenses of $313,848.

For the year ended December 31, 2017, cash used in operating activities amounted to $522,366, resulting from net loss of $740,837 and interest income on marketable securities held in the trust account of $40,037, offset by changes in our operating assets and liabilities of $258,508. For the year ended December 31, 2016, cash used in operating activities amounted to $2,468,536, resulting from a gain on the extinguishment of the deferred underwriting fee payable of $2,690,625 and interest income on marketable securities held in the trust account of $158,874, offset by net income of $205,363 and changes in our working capital of $175,600.

We are currently considering a search for a potential target company; however, as a result of the redemption and cancellation of all of our outstanding public shares and the return of all funds held in the trust account, we continue to have a working capital deficit. We will need to raise additional capital through loans or additional investments our shareholders, officers, directors, or third parties. However, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through April 2019.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Due to the short-term nature of our investments, we believe there is no associated material exposure to interest rate risk.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Iain H. Abrahams	57	Chief Executive Officer and Director
Jonathan Mitchell	37	Chief Financial Officer and Director
Mark Klein	55	Chairman of the Board of Directors
John Service	54	Director
Daniel Winston	55	Director

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

Jonathan Mitchell, our Chief Financial Officer and a director since inception, also currently serves as a Managing Director at B. Reilly FBR and B. Riley Capital Management, LLC (until February 2015 known as MK Capital Advisors, LLC), an SEC registered Investment Advisor which also provides advisory services to high net worth individuals and small institutions, and serves as the advisor to the MKCA Opportunity Fund, a fund-of-funds, a position he has held since July 2013. In his role at B. Riley Capital Management, LLC, he helps oversee investment portfolios, while simultaneously providing an array of integrated family office services, and is a registered representative with its broker-dealer affiliate, B. Riley & Co., LLC. Prior to joining B. Riley Capital Management, LLC, from May 2009 to June 2013 he served as the founder and Chief Executive Officer of Pacific Capital Partners, a global investment company and private investment vehicle started on behalf of a dozen international family offices, which made investments in companies where it could add strategic value and capital to accelerate growth. Previous to founding Pacific Capital Partners, from 2005 to 2009, Mr. Mitchell was an Equities Manager at Cullen Investments, a single-family office, which made special situation investments (including SPACs), based in London and Auckland, New Zealand. Mr. Mitchell began his career at JP Morgan from 2004 to 2005 and currently serves on the Advisory Board for Lepe Partners LLP, and independent merchant bank, and GSV Capital, an investment fund focused on early stage technology companies. He holds a BA degree from the Bristol Business School of the University of the West of England. We believe Mr. Mitchell is well-qualified to serve as a director due to his extensive experience in finance, advisory services and investment banking.

Mark Klein is one of our independent directors since inception and our Chairman since November 2016. In May 2011, Mr. Klein cofounded and joined the Board of Directors, and since August 2017 has served as Chief Executive Officer of GSV Capital, a business development company focused on equity investments in private growth companies. From January 2010 to the present, Mr. Klein has served as a Managing Member of M. Klein & Company, LLC, an investment and holding company, which among other investments, owns the Klein Group, LLC, a registered broker dealer and FINRA member, where he is a Registered Representative and Principal. He is also an employee of B. Riley Capital Management, LLC (until February 2015 known as MK Capital Advisers, LLC) an SEC registered Investment Advisor which he co-founded and sold in February 2015 to B. Riley Financial, Inc. B. Riley Capital Management, LLC in addition to providing advisory services to high net worth individuals and small institutions, serves as the advisor to the MKCA Opportunity Fund, a fund-of-funds. Mr. Klein has held significant management positions throughout his career, including serving as the Chief Executive Officer and Co-Chairman of the Board of National Holdings Corporation from March 2013 to December 2014. Mr. Klein was a Board Member of Crumbs Bake Shop, Inc., formerly 57th Street General Acquisition Corp., where he served as the Chief Executive Officer and a Director from April 2010 until May 2011, and thereafter solely as Director until April 2014. He served as a Director of Great American Group from May 2009 to August 2014, formerly Alternative Asset Management Acquisition Corporation, where he also served as Chief Executive Officer and Director from March 2007 to July 2009. From September 2006 to March 2007 Mr. Klein served as Chairman of Ladenburg Thalmann & Co. Inc., which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From April 2005 to September 2006 he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Thalmann Financial Services, Inc. Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were U.S. subsidiaries of the National Bank of Greece from March 2000 to March 2005. Prior to joining NBGI, Mr. Klein was President and Founder of Newbrook Capital Management, Founder and Managing Member of Independence Holdings Partners, LLC, a private equity fund-of-funds company, and Founder and General Partner of Intrinsic Edge Partners, a long/short equity fund. Prior to joining Newbrook, he was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and Bachelors of Business Administration Degree with high distinction from Emory University. We believe Mr. Klein is well-qualified to serve as a director due to his extensive experience in finance, advisory services, operations, management, investment banking and his wide ranging contacts in those fields.

John Service, who became one of our independent directors in April 2015, has served as Director of Capital Introductions for Layton Road Group since January 2018. From January 2017 to December 2017, he served as Head of Investments for IGW Trust Family Office. He previously served as a Portfolio Manager at Slome Capital LLC, a single-family office, from March 2013 to January 2017. In his role at Slome Capital LLC, he helped oversee a portfolio allocating to a variety of alternative investment strategies. Prior to joining Slome Capital LLC, from August 2011 to December 2012, he served as a Portfolio Manager at Portland House Advisors Inc., the investment arm of a large single-family office where he focused on managing the hedge fund portfolio. Before joining Portland House Advisors Inc., from April 2009 to July 2011, he was Head of Research at Harbor Hill Management, an investment consulting group, and from January 2007 until March 2009, Mr. Service was the Portfolio Manager and Investment Committee Member at ThreeAM Inc,. a fund of hedge funds. Prior to joining ThreeAM Inc., from 2004 to December 2006, Mr. Service was a Director and Head of Hedge Fund Structured Products at Wachovia Securities, where he launched the new business and oversaw the team which managed the business. Mr. Service began his career in alternative investments in 1996 at RBC Capital Markets and prior to leaving in 2004 was a Director of the Alternative Assets Group. He received a degree in Economics from Gettysburg College and is a Chartered Alternative Investment Analyst Association charter holder. We believe Mr. Service is well qualified to serve as a director due to his experience with alternative investment and hedge fund strategies and his background in finance.

Daniel Winston, who became one of our independent directors in April 2015, has, since March 2014, also served as the Chief Community Officer and a member of the executive committee of Newsela, Inc., a startup company offering an online English Language Arts product to K-12 schools. Prior to this, in 1994, he founded CCT Group, Inc., a private consulting firm where he worked actively until December 2013. CCT’s clients included Fortune 500 companies in a variety of industries, non-profit corporations as well as the City of New York and the State of Colorado. CCT is currently in the process of winding down its active consulting operations but still has ongoing maintenance contracts. Prior to this, from 1984 to 1994, Mr. Winston worked in a variety of positions at Citibank, N.A., mostly in national operations, attaining the title of Vice President. Mr. Winston has a degree in Operations Research and Industrial Engineering from Cornell University. We believe Mr. Winston is well qualified to serve as a director due to his experience in business planning and operations, consulting, sales, marketing, and business development.

Number and Terms of Office of Officers and Directors

Our board of directors was previously divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Following the last amendment and restatement of our memorandum and articles, however, this requirement has been removed such that our directors now hold office until the earlier of their resignation, death or removal by resolution of our board or shareholders.

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

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Winston, Klein and Service. Mr. Klein serves as chairman of the audit committee. Messrs. Winston, Klein and Service meet the independent director standard under NASDAQ’s listing standards, although we are not currently required to comply with such standards.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Winston and Service. Mr. Service serves as chairman of the compensation committee. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

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

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Klein, Service and Winston. All such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election to the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

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

After the completion of a business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of a business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 13, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
AAP Sponsor (PTC) Corp. (our sponsor) (2)	2,976,691	100.0%
Jonathan Mitchell(2)(3)	25,000	*
Mark Klein(2)(4)	344,259	11.6%
Iain Abrahams(2)(5)	801,955	26.9%
John Service(6)	15,500	*
Daniel Winston(7)	5,000	*
All directors and executive officers as a group (5 individuals)	1,191,714	40.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 590 Madison Avenue, New York, New York 10022.
(2)	The sole directors of our sponsor who exercise voting and dispositive control over the shares held by our sponsor are Messrs. Abrahams, Klein and Mitchell. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual director of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(3)	Through a trust relationship with our sponsor, Mr. Mitchell has a pecuniary interest in 25,000 of our ordinary shares.
(4)	M. Klein & Company, LLC, an affiliate of Mr. Klein, through a trust relationship with our sponsor, has a pecuniary interest in 344,259 of our ordinary shares.
(5)	Mr. Abrahams is the sole owner of Fox Investments Limited (“Fox”). Includes the following shares held by our sponsor in which Fox has a pecuniary interest through a trust relationship: (i) 523,438 founder shares, (ii) 207,969 private placement shares and (iii) 70,548 ordinary shares issued upon the conversion of loans and advances provided to us by Fox. AAP Sponsor (PTC) Corp. (“AAP”) is the direct beneficial owner of these securities.
(6)	Through a trust relationship with our sponsor, Mr. Service has a pecuniary interest in 15,500 of our ordinary shares.
(7)	Through a trust relationship with our sponsor, Mr. Winston has a pecuniary interest in 5,000 of our ordinary shares.

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

Our sponsor purchased an aggregate of 778,438 ordinary shares at a price of $10.00 per share ($7,784,380 in the aggregate) in private placements that closed simultaneously with the closing of our initial public offering and the over-allotment closing. The private placement shares may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of a business combination.

If any of our officers or directors (other than our independent directors) becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on April 29, 2015, Mark D. Klein, one of our independent directors, has agreed to provide, at no cost to us, office space and general administrative services.

Our sponsor, officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Prior to our initial public offering, Lepe Partners LLP, an affiliate of our former Chief Executive Officer and President, has loaned and advanced to us a total of $162,633 to be used for a portion of the expenses of such offering. These loans and advances were non-interest bearing, unsecured and were repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

As of October 19, 2016, we received advances in the aggregate amount of $2,332,000 from certain of our directors (through our sponsor) in order to pay fees owed in connection with our withdrawn offer to acquire TLA in September 2016. Such advances are in addition to an aggregate of $520,000 previously advanced. On November 1, 2016, (i) an aggregate of $1,000,000 of advances were converted into ordinary shares at a conversion price of $10.00 per share and (ii) an aggregate of $1,852,000 of advances were converted into ordinary shares at a conversion price of approximately $10.50 per share. In the aggregate, 276,378 ordinary shares were issued to the sponsor in connection with such conversions. The sponsor shall not be entitled to (A) vote such shares in connection with a business combination or (B) redeem such shares in connection with our liquidation.

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

After a business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider a business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Klein, Service and Winston is an “independent director” as defined in applicable SEC rules. Our independent directors has regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2017 and 2016 totaled $83,960 and $57,989, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation. We paid Marcum $32,991 and $28,644 for consultations concerning financial accounting and reporting standards during the years ended December 31, 2017 and 2016, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2017 and 2016.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2017 and 2016.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 28, 2015, between the Company and Citigroup Global Markets Inc. (3)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association.(4)
3.3	Second Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Ordinary Share Certificate. (2)
10.1	Promissory Note, dated January 16, 2015, issued to Lepe Partners LLP. (1)
10.2	Registration Rights Agreement, dated April 28, 2015, between the Company and certain security holders. (3)
10.3	Securities Purchase Agreement, dated January 15, 2015, between the Registrant and AAP Sponsor Corp. (1)
10.4	Amended and Restated Private Placement Shares Purchase Agreement, dated April 8, 2015, between the Registrant and AAP Sponsor Corp. (2)
10.5	Form of Indemnity Agreement. (1)
14.1	Code of Business and Ethics. (1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 23, 2015.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on April 9, 2015.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 4, 2015.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 3, 2016.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2018	Atlantic Alliance Partnership Corp.

	By:	/s/ Iain Abrahams
Name: Iain Abrahams Title: Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Iain Abrahams	Chief Executive Officer and Director	April 17, 2018
Iain Abrahams	(Principal Executive Officer)

/s/ Jonathan Mitchell	Chief Financial Officer and Director	April 17, 2018
Jonathan Mitchell	(Principal Financial and Accounting Officer)

/s/ Mark Klein	Chairman of the Board of Directors	April 17, 2018
Mark Klein

/s/ John Service	Director	April 17, 2018
John Service

/s/ Daniel Winston	Director	April 17, 2018
Daniel Winston

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIC ALLIANCE PARTNERSHIP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Atlantic Alliance Partnership Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantic Alliance Partnership Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in shareholder’s (deficit) equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2017 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY

April 17, 2018

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Balance Sheets

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$73,573	$595,939
Prepaid expenses	-	185,145
Total Current Assets	73,573	781,084

Cash and marketable securities held in Trust Account	-	7,479,598

TOTAL ASSETS	$73,573	$8,260,682

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities – Accounts payable and accrued expenses	$313,848	$240,485

Commitments

Ordinary shares subject to possible redemption, -0- and 286,911 shares at redemption value as of December 31, 2017 and 2016, respectively	-	3,020,196

Shareholder’s (Deficit) Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,976,691 and 3,400,322 shares issued and outstanding (excluding -0- and 286,911 shares subject to possible redemption) as of December 31, 2017 and 2016, respectively	521,130	5,020,569
Accumulated deficit	(761,405)	(20,568)
Total Shareholder’s (Deficit) Equity	(240,275)	5,000,001

TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY	$73,573	$8,260,682

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Operations

	Years Ended December 31,
	2017	2016

Operating costs	$780,874	$2,644,136
Loss from operations	(780,874)	(2,644,136)

Other income:
Gain on extinguishment of deferred underwriting fee payable	-	2,690,625
Interest income	40,037	158,874
Net (Loss) Income	$(740,837)	$205,363

Weighted average shares outstanding, basic and diluted (1)	3,368,325	3,503,639
Basic and diluted net (loss) income per share	$(0.22)	$0.04

(1)	Excludes an aggregate of up to -0- and 286,911 ordinary shares subject to redemption at December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statement of Changes in Shareholder’s (Deficit) Equity

Years Ended December 31, 2017 and 2016

	Ordinary Shares		Accumulated	Total Shareholder’s Equity
	Shares	Amount	Deficit	(Deficit)
Balance - January 1, 2016	3,386,904	$5,225,932	$(225,931)	$5,000,001

Ordinary shares subject to possible redemption	(262,960)	(2,912,761)	-	(2,912,761)

Issuance of ordinary shares in connection with conversion of advances from related parties	276,378	2,852,000	-	2,852,000

Dividends paid	-	(144,602)	-	(144,602)

Net income	-	-	205,363	205,363

Balance - December 31, 2016	3,400,322	5,020,569	(20,568)	5,000,001

Redemption of ordinary shares	(423,631)	(4,499,439)	-	(4,499,439)

Net loss	-	-	(740,837)	(740,837)

Balance - December 31, 2017	2,976,691	$521,130	$(761,405)	$(240,275)

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(740,837)	$205,363
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on extinguishment of deferred underwriting fee payable	-	(2,690,625)
Interest earned on marketable securities held in Trust Account	(40,037)	(158,874)
Changes in operating assets and liabilities:
Prepaid expenses	185,145	(27,185)
Account payable and accrued expenses	73,363	202,785
Net cash used in operating activities	(522,366)	(2,468,536)

Cash Flows provided by from Investing Activities:
Cash withdrawn from Trust Account	7,519,635	73,443,711

Cash Flows from Financing Activities:
Proceeds from advances and promissory notes – related parties	-	2,852,000
Dividends paid	-	(144,602)
Redemption of ordinary shares	(7,519,635)	(73,443,711)
Net cash used in financing activities	(7,519,635)	(70,736,313)

Net Change in Cash	(522,366)	238,862
Cash - Beginning	595,939	357,077
Cash - Ending	$73,573	$595,939

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$-	$(2,912,761)
Conversion of advances from related parties into ordinary shares	$-	$2,852,000

The accompanying notes are an integral part of these financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

All activity through December 31, 2017 related to the Company’s formation, its initial public offering (“Initial Public Offering”) (described below), identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx Development, Inc. (“Kalyx”) (as described below).

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

The registration statement for the Company’s Initial Public Offering was declared effective on April 28, 2015. On May 4, 2015, the Company consummated the Initial Public Offering of 7,687,500 ordinary shares, no par value per share (“Public Shares”), which included a partial exercise by the underwriters of their over-allotment option of 187,500 ordinary shares, at $10.00 per Public Share, generating gross proceeds of $76,875,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 778,438 ordinary shares (the “Private Placement Shares”) at a price of $10.00 per share in a private placement to the Company’s sponsor, AAP Sponsor (PTC) Corp., a British Virgin Islands company (“AAP Sponsor”), generating gross proceeds of $7,784,380, which is described in Note 4.

Transaction costs amounted to $5,907,302, consisting of $2,690,625 of underwriting fees, $2,690,625 of deferred underwriting fees (which were waived by the underwriter in the prior year) and $526,052 of Initial Public Offering costs.

Following the closing of the Initial Public Offering on May 4, 2015, an amount of $80,718,750 ($10.50 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement Shares was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On November 3, 2017, due to the Company’s inability to consummate a Business Combination within the time period required by its Amended Memorandum and Articles of Association, the Company redeemed all of its outstanding Public Shares. The number of shares redeemed was 710,542 and the Company distributed $7,519,635, or approximately $10.58 per share to redeeming shareholders.

On November 1, 2016, the Company’s shareholders approved (a) to extend the period of time for which the Company is required to consummate a Business Combination until November 3, 2017 and (b) the removal of the prohibition on the Company’s offering to redeem Public Shares held by AAP Sponsor or its affiliates, directors or officers in connection with the consummation of a Business Combination (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 6,976,958. The Company paid cash in the aggregate amount of $73,443,711, or approximately $10.53 per share, to redeeming shareholders. As a result of the payment on the ordinary shares presented for redemption in connection with the Extension Amendment, cash and marketable securities held in the Trust Account decreased to $7,479,598. In addition, on November 1, 2016, an aggregate of $144,602 was distributed as a cash dividend payment to shareholders that voted to approve the Extension Amendment, which amount is equal to $0.02 for each of the 7,230,088 Public Shares that was voted to approve the Extension Amendment. The cash payment did not come from the Trust Account but was paid from funds loaned to the Company by AAP Sponsor.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Liquidity and Going Concern

As of December 31, 2017, the Company had $73,573 in its operating bank accounts and a working capital deficit of $240,275.

The Company is currently considering a search for a potential target company; however, as a result of the redemption of all of its outstanding Public Shares and the return of all funds held in the Trust Account, the Company continues to have a working capital deficit. The Company will need to raise additional capital through loans or additional investments its shareholders, officers, directors, or third parties. However, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DECEMBER 31, 2017

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016.

Cash and securities held in Trust Account

At December 31, 2016, the assets held in the Trust Account were held in cash and U.S. Treasury Bills, which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net (loss) income per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at December 31, 2016, which were not redeemable and were not redeemable at fair value, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participated in their pro rata share of the Trust Account earnings. At December 31, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Reconciliation of Net (Loss) Income per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted (loss) income per ordinary share is calculated as follows:

	Year Ended December 31,
	2017	2016
Net (loss) income	$(740,837)	$205,363
Less: Income attributable to ordinary shares subject to redemption	-	(64,153)
Adjusted net (loss) income	(740,837)	141,210

Weighted average shares outstanding, basic and diluted	3,368,325	3,503,639

Basic and diluted net (loss) income per ordinary share	$(0.22)	$0.04

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017 and 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, AAP Sponsor purchased an aggregate of 778,438 Private Placement Shares at a purchase price of $10.00 per share from the Company in a private placement. The proceeds from the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account and were used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law).

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2017 and 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2017 and 2016, there were 2,976,691 and 3,400,322 ordinary shares issued and outstanding, respectively (excluding -0- and 286,911 ordinary shares subject to possible redemption, respectively).

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and 2016, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	December 31, 2016
Assets:
Cash and securities held in Trust Account	1	$-	$7,479,598

NOTE 8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.