Form 10-Q
period 2018-03-31
Atlantic Alliance Partnership Corp.
filed 2018-05-18
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 18, 2018, the registrant had 2,976,691 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets – Cash and cash equivalents	$29,575	$73,573
TOTAL CURRENT ASSETS	$29,575	$73,573

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities – Accounts payable and accrued expenses	$279,648	$313,848

Commitments

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,976,691 shares issued and outstanding as of March 31, 2018 and December 31, 2017	521,130	521,130
Accumulated deficit	(771,203)	(761,405)
Total Shareholders’ Deficit	(250,073)	(240,275)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$29,575	$73,573

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating costs	$9,798	$146,145
Loss from operations	(9,798)	(146,145)

Other income:
Interest income	-	4,574
Net Loss	$(9,798)	$(141,571)

Weighted average shares outstanding, basic and diluted (1)	2,976,691	3,400,322
Basic and diluted net loss per common share	$(0.00)	$(0.04)

(1)	Excludes an aggregate of up to -0- and 273,295 ordinary shares subject to redemption at March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(9,798)	$(141,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	-	(4,574)
Changes in operating assets and liabilities:
Prepaid expenses	-	47,484
Accounts payable and accrued expenses	(34,200)	12,719
Net cash used in operating activities	(43,998)	(85,942)

Net Change in Cash	(43,998)	(85,942)
Cash – Beginning	73,573	595,939
Cash – Ending	$29,575	$509,997

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$-	$141,571

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Liquidity and Going Concern

As of March 31, 2018, the Company had $29,575 in its operating bank accounts and a working capital deficit of $250,073.

The Company is currently considering a search for a potential target company; however, as a result of the redemption of all of its outstanding Public Shares and the return of all funds held in the Trust Account, the Company continues to have a working capital deficit. The Company will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties. However, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 17, 2018, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2017, which were not currently redeemable and were not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participated in their pro rata share of the Trust Account earnings. At March 31, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended March 31,
	2018	2017
Net loss	$(9,798)	$(141,571)
Less: Income attributable to ordinary shares subject to redemption	-	(1,759)
Adjusted net loss	(9,798)	(143,330)

Weighted average shares outstanding, basic and diluted	2,976,691	3,400,322

Basic and diluted net loss per ordinary share	$(0.00)	$(0.04)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3. COMMITMENTS AND CONTINGENCIES

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 4. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2018 and December 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 2,976,691 ordinary shares issued and outstanding.

NOTE 5. SUBSEQUENT EVENTS

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

Results of Operations

All activity through March 31, 2018 related to our formation, our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx (which activities were ceased in October 2017). We generated non-operating income in the form of interest income on cash and marketable securities held.

For the three months ended March 31, 2018, we had a net loss of $9,798, which consisted of operating costs of $9,798.

For the three months ended March 31, 2017, we had a net loss of $141,571, which consisted of operating costs and target identification expenses of $146,145, offset by interest income on marketable securities held in our Trust Account of $4,574.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $29,575, which is available for use by us to cover the costs associated with general corporate uses. In addition, as of March 31, 2018, we had accounts payable and accrued expenses of $279,648.

For the three months ended March 31, 2018, cash used in operating activities amounted to $43,998, resulting from net loss of $9,798 and changes in our operating assets and liabilities of $34,200.

For the three months ended March 31, 2017, cash used in operating activities amounted to $85,942, resulting from a net loss of $141,571 and interest income on marketable securities held in the trust account of $4,574, offset by changes in our operating assets and liabilities of $60,203.

We are currently considering a search for a potential target company; however, as a result of the redemption and cancellation of all of our outstanding public shares and the return of all funds held in the trust account, we continue to have a working capital deficit. We will need to raise additional capital through loans or additional investments our shareholders, officers, directors, or third parties. However, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through May 2019.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 17, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: May 18, 2018	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2018	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

