Form 10-Q
period 2018-09-30
Atlantic Alliance Partnership Corp.
filed 2018-11-15
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of November 14, 2018, the registrant had 2,976,691 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets – Cash	$934	$73,573
TOTAL CURRENT ASSETS	$934	$73,573

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities – Accounts payable and accrued expenses	$276,085	$313,848

Commitments

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,976,691 shares issued and outstanding as of September 30, 2018 and December 31, 2017	521,130	521,130
Accumulated deficit	(796,281)	(761,405)
Total Shareholders’ Deficit	(275,151)	(240,275)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$934	$73,573

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating costs	$10,823	$242,169	$34,876	$715,593
Loss from operations	(10,823)	(242,169)	(34,876)	(715,593)

Other income:
Interest income	—	16,981	—	34,727
Net Loss	$(10,823)	$(225,188)	$(34,876)	$(680,866)

Weighted average shares outstanding, basic and diluted (1)	2,976,691	3,444,188	2,976,691	3,419,643
Basic and diluted net loss per common share	$(0.00)	$(0.07)	$(0.01)	$(0.20)

(1)	Excludes an aggregate of up to -0- and 221,203 ordinary shares subject to redemption at September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(34,876)	$(680,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	—	(34,727)
Changes in operating assets and liabilities:
Prepaid expenses	—	150,725
Accounts payable and accrued expenses	(37,763)	83,011
Net cash used in operating activities	(72,639)	(481,857)

Net Change in Cash	(72,639)	(481,857)
Cash – Beginning	73,573	595,939
Cash – Ending	$934	$114,082

Non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$—	$680,866

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Liquidity and Going Concern

As of September 30, 2018, the Company had $934 in its operating bank accounts and a working capital deficit of $275,151.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on April 17, 2018, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2017, which were not currently redeemable and were not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participated in their pro rata share of the Trust Account earnings. At September 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Reconciliation of Net Loss per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(10,823)	$(225,188)	$(34,876)	$(680,866)
Less: Income attributable to ordinary shares subject to redemption	—	(5,286)	—	(10,811)
Adjusted net loss	(10,823)	(230,474)	(34,876)	(691,677)

Weighted average shares outstanding, basic and diluted	2,976,691	3,444,188	2,976,691	3,419,643

Basic and diluted net loss per ordinary share	$(0.00)	$(0.07)	(0.01)	(0.20)

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

NOTE 4. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2018 and December 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 2,976,691 ordinary shares issued and outstanding.

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

Results of Operations

All activity through September 30, 2018 related to our formation, our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx (which activities were ceased in October 2017). We generated non-operating income in the form of interest income on cash and marketable securities held in the Trust Account.

For the three and nine months ended September 30, 2018, we had a net loss of $10,823 and $34,876, respectively, which consisted of operating costs.

For the three and nine months ended September 30, 2017, we had a net loss of $225,188 and $680,866, respectively, which consisted of operating costs and target identification expenses of $242,169 and $715,593, respectively, offset by interest income on marketable securities held in our trust account of $16,981 and $34,727, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $934, which is available for use by us to cover the costs associated with general corporate uses. In addition, as of September 30, 2018, we had accounts payable and accrued expenses of $276,085.

For the nine months ended September 30, 2018, cash used in operating activities amounted to $72,639, resulting from a net loss of $34,876 and changes in our operating assets and liabilities, which used $37,763 of cash.

For the nine months ended September 30, 2017, cash used in operating activities amounted to $481,857, resulting from a net loss of $680,866 and interest income on marketable securities held in the trust account of $34,727, offset by changes in our operating assets and liabilities of $233,736.

We are currently considering a search for a potential target company; however, as a result of the redemption and cancellation of all of our outstanding public shares and the return of all funds held in the trust account, we continue to have a working capital deficit. We will need to raise additional capital through loans or additional investments our shareholders, officers, directors, or third parties. However, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through November 2019.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: November 15, 2018	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2018	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

