Form 10-K
period 2018-12-31
Atlantic Alliance Partnership Corp.
filed 2019-04-01
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 1, 2019, there were 2,976,691 ordinary shares, no par value, of the registrant issued and outstanding.

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

Final Redemption of Public Shares

Due to our inability to consummate a business combination within the time period required by our amended and restated memorandum and articles of association, as amended, we redeemed all of our remaining outstanding ordinary shares that were issued in our initial public offering, at a per-share redemption price of approximately $10.58. As of the close of business on November 3, 2017, such shares were deemed cancelled. The redemption of such shares was completed in November 2017.

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

As long as we are considered to be a smaller reporting company or maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors

Not required for smaller reporting companies

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

(b) Holders

On March 29, 2019, there was one holder of record of our ordinary shares.

(c) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(d) Recent Sales of Unregistered Securities

None.

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Results of Operations

All activity through December 31, 2018 related to our formation, our initial public offering, identifying a target company for a business combination and activities in connection with the announced and subsequently terminated proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx. We generated non-operating income in the form of interest income on cash and marketable securities held in our trust account until the liquidation of the trust account upon our failure to complete a business combination by November 3, 2017.

For the year ended December 31, 2018, we had net income of $17,881, which consisted of the forgiveness of previously recorded professional fees of $101,514, offset by operating costs of $83,633.

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

As of December 31, 2018, we had cash of $684 and accounts payable and accrued expenses of $198,078.

For the year ended December 31, 2018, cash used in operating activities amounted to $97,889. Net income of $17,881 was offset by the forgiveness of previously recorded professional fees in the amount of $101,514 and changes in our operating assets and liabilities of $14,256. For the year ended December 31, 2017, cash used in operating activities amounted to $522,366, resulting from net loss of $740,837 and interest income on marketable securities held in the trust account of $40,037, offset by changes in our operating assets and liabilities of $258,508.

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

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-12 comprising a portion of this Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Iain H. Abrahams	58	Chief Executive Officer and Director
Jonathan Mitchell	38	Chief Financial Officer and Director
Mark Klein	56	Chairman of the Board of Directors
John Service	55	Director
Daniel Winston	56	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

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

During the year ended December 31, 2018, we received advances in the aggregate amount of $25,000 from two of our directors for working capital purposes. The advances are non-interest bearing, unsecured and due on demand.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2018 and 2017 totaled approximately $40,600 and $84,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation. We paid Marcum $0 and $32,991 for consultations concerning financial accounting and reporting standards during the years ended December 31, 2018 and 2017, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2018 and 2017.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2018 and 2017.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 28, 2015, between the Company and Citigroup Global Markets Inc. (3)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association.(4)
3.3	Second Amended and Restated Memorandum and Articles of Association.(5)
4.1	Specimen Ordinary Share Certificate. (2)
10.1	Promissory Note, dated January 16, 2015, issued to Lepe Partners LLP. (1)
10.2	Registration Rights Agreement, dated April 28, 2015, between the Company and certain security holders. (3)
10.3	Securities Purchase Agreement, dated January 15, 2015, between the Registrant and AAP Sponsor Corp. (1)
10.4	Amended and Restated Private Placement Shares Purchase Agreement, dated April 8, 2015, between the Registrant and AAP Sponsor Corp. (2)
10.5	Form of Indemnity Agreement. (1)
14.1	Code of Business and Ethics. (1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on February 23, 2015.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on April 9, 2015.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 4, 2015.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 3, 2016.
(5)	Incorporated by reference to the Company’s Form 10-K, filed with the Commission on April 17, 2018.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2019	Atlantic Alliance Partnership Corp.

	By:	/s/ Iain Abrahams
Name: Iain Abrahams Title: Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Iain Abrahams	Chief Executive Officer and Director	April 1, 2019
Iain Abrahams	(Principal Executive Officer)

/s/ Jonathan Mitchell	Chief Financial Officer and Director	April 1, 2019
Jonathan Mitchell	(Principal Financial and Accounting Officer)

/s/ Mark Klein	Chairman of the Board of Directors	April 1, 2019
Mark Klein

/s/ John Service	Director	April 1, 2019
John Service

/s/ Daniel Winston	Director	April 1, 2019
Daniel Winston

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIC ALLIANCE PARTNERSHIP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Atlantic Alliance Partnership Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantic Alliance Partnership Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in shareholder’s deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2018 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 1, 2019

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Balance Sheets

	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$684	$73,573
TOTAL ASSETS	$684	$73,573

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$198,078	$313,848
Advances from related parties	25,000	-
TOTAL LIABILITIES	223,078	313,848

Commitments

Shareholder’s Deficit
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,976,691 shares issued and outstanding as of December 31, 2018 and 2017	521,130	521,130
Accumulated deficit	(743,524)	(761,405)
Total Shareholder’s Deficit	(222,394)	(240,275)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$684	$73,573

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Operations

	Years Ended December 31,
	2018	2017

Operating costs	$83,633	$780,874
Loss from operations	(83,633)	(780,874)

Other income:
Forgiveness of debt	101,514	-
Interest income	-	40,037
Net Income (Loss)	$17,881	$(740,837)

Weighted average shares outstanding, basic and diluted	2,976,691	3,368,325
Basic and diluted net income (loss) per share	$0.01	$(0.22)

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statement of Changes in Shareholder’s (Deficit) Equity

Years Ended December 31, 2018 and 2017

	Ordinary Shares		Accumulated	Total Shareholder’s Equity
	Shares	Amount	Deficit	(Deficit)
Balance – January 1, 2017	3,400,322	5,020,569	(20,568)	5,000,001

Redemption of ordinary shares	(423,631)	(4,499,439)	-	(4,499,439)

Net loss	-	-	(740,837)	(740,837)

Balance - December 31, 2017	2,976,691	521,130	(761,405)	(240,275)

Net income	-	-	17,881	17,881

Balance - December 31, 2018	2,976,691	$521,130	$(743,524)	$(222,394)

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$17,881	$(740,837)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Forgiveness of debt	(101,514)	-
Interest earned on marketable securities held in Trust Account	-	(40,037)
Changes in operating assets and liabilities:
Prepaid expenses	-	185,145
Account payable and accrued expenses	(14,256)	73,363
Net cash used in operating activities	(97,889)	(522,366)

Cash Flows provided by from Investing Activities:
Cash withdrawn from Trust Account	-	7,519,635
Net cash provided by investing activities	-	7,519,635

Cash Flows from Financing Activities:
Advances from related parties	25,000	-
Redemption of ordinary shares	-	(7,519,635)
Net cash provided by (used in) financing activities	25,000	(7,519,635)

Net Change in Cash	(72,889)	(522,366)
Cash - Beginning	73,573	595,939
Cash - Ending	$684	$73,573

The accompanying notes are an integral part of these financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

All activity through December 31, 2018 related to the Company’s formation, its initial public offering (“Initial Public Offering”) (described below), identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated proposed acquisitions of TLA Worldwide plc (which activities ceased in September 2016) and of Kalyx Development, Inc. (“Kalyx”) (as described below).

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

DECEMBER 31, 2018

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

Liquidity and Going Concern

As of December 31, 2018, the Company had $684 in its operating bank accounts and a working capital deficit of $222,394.

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

DECEMBER 31, 2018

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Income (loss) per share

Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of ordinary shares outstanding during the period. At December 31, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Related Party Advances

During the year ended December 31, 2018, the Company received an aggregate of $25,000 from two of its directors to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $25,000 were outstanding as of December 31, 2018.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Forgiveness of Debt

During the year ended December 31, 2018, two of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $101,514.

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

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2018 and 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2018 and 2017, there were 2,976,691 ordinary shares issued and outstanding.

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