Form 10-Q
period 2019-03-31
Atlantic Alliance Partnership Corp.
filed 2019-05-15
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 15, 2019, the registrant had 2,976,691 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets – Cash	$6,304	$684
TOTAL CURRENT ASSETS	$6,304	$684

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$217,868	$198,078
Advances from related parties	36,500	$25,000
TOTAL LIABILITIES	254,368	223,078

Commitments

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,976,691 shares issued and outstanding as of March 31, 2019 and December 31, 2018	521,130	521,130
Accumulated deficit	(769,194)	(743,524)
Total Shareholders’ Deficit	(248,064)	(222,394)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,304	$684

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$25,670	$9,798
Net Loss	$(25,670)	$(9,798)

Weighted average shares outstanding, basic and diluted	2,976,691	2,976,691
Basic and diluted net loss per common share	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Changes in Shareholders’ Deficit

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’ Equity
	Shares	Amount	Deficit	(Deficit)
Balance – January 1, 2018	2,976,691	521,130	(761,405)	(240,275)

Net loss	—	—	(9,798)	(9,798)

Balance – March 31, 2018 (unaudited)	2,976,691	$521,130	$(771,203)	$(250,073)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2019	2,976,691	521,130	(743,524)	(222,394)

Net loss	—	—	(25,670)	(25,670)

Balance - March 31, 2019 (unaudited)	2,976,691	$521,130	$(769,194)	$(248,064)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(25,670)	$(9,798)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,790	(34,200)
Net cash used in operating activities	(5,880)	(43,998)

Cash Flows from Financing Activities:
Advances from related parties	11,500	—
Net cash provided by financing activities	11,500	—

Net Change in Cash	5,620	(43,998)
Cash – Beginning	684	73,573
Cash – Ending	$6,304	$29,575

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Liquidity and Going Concern

As of March 31, 2019, the Company had $6,304 in its operating bank accounts and a working capital deficit of $248,064.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At March 31, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. ADVANCES FROM RELATED PARTIES

As of March 31, 2019, the Company has received an aggregate of $36,500 in advances from two of its directors, of which $11,500 was received during the three months ended March 31, 2019, to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $36,500 were outstanding as of March 31, 2019.

NOTE 4. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2019 and December 31, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 2,976,691 ordinary shares issued and outstanding.

NOTE 5. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

We expect to continue to incur costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise additional capital, if needed, or to complete a business combination will be successful.

Results of Operations

As of March 31, 2019, our activity is focused on identifying a target company for a business combination.

For the three months ended March 31, 2019, we had net loss of $25,670, which consisted of operating costs of $25,670.

For the three months ended March 31, 2018, we had a net loss of $9,798, which consisted of operating costs of $9,798.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $6,304 and accounts payable and accrued expenses of $217,868.

For the three months ended March 31, 2019, cash used in operating activities amounted to $5,880 resulting from net loss of $25,670 and changes in our operating assets and liabilities of $19,790.

For the three months ended March 31, 2018, cash used in operating activities amounted to $43,998, resulting from net loss of $9,798 and changes in our operating assets and liabilities of $34,200.

We are currently considering a search for a potential target company; however, we continue to have a working capital deficit. We will need to raise additional capital through loans or additional investments our shareholders, officers, directors, or third parties. However, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through May 2020.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

* Filed herewith.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: May 15, 2019	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)