Form 10-Q
period 2019-09-30
Atlantic Alliance Partnership Corp.
filed 2019-11-12
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, the registrant had 2,976,691 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets – Cash	$10,977	$684
TOTAL CURRENT ASSETS	$10,977	$684

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$206,199	$198,078
Advances from related parties	86,195	$25,000
TOTAL LIABILITIES	292,394	223,078

Commitments

Shareholders’ Deficit
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,976,691 shares issued and outstanding as of September 30, 2019 and December 31, 2018	521,130	521,130
Accumulated deficit	(802,547)	(743,524)
Total Shareholders’ Deficit	(281,417)	(222,394)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$10,977	$684

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating costs	$17,569	$10,823	$59,023	$34,876
Net Loss	$(17,569)	$(10,823)	$(59,023)	$(34,876)

Weighted average shares outstanding, basic and diluted	2,976,691	2,976,691	2,976,691	2,976,691
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Changes in Shareholders’ Deficit

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2018	2,976,691	521,130	(761,405)	(240,275)

Net loss	—	—	(9,798)	(9,798)

Balance – March 31, 2018 (unaudited)	2,976,691	521,130	(771,203)	(250,073)

Net loss	—	—	(14,255)	(14,255)

Balance – June 30, 2018 (unaudited)	2,976,691	521,130	(785,458)	(264,328)

Net loss	—	—	(10,823)	(10,823)

Balance – September 30, 2018 (unaudited)	2,976,691	$521,130	$(796,281)	$(275,151)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2019	2,976,691	521,130	(743,524)	(222,394)

Net loss	—	—	(25,670)	(25,670)

Balance - March 31, 2019 (unaudited)	2,976,691	521,130	(769,194)	(248,064)

Net loss	—	—	(15,784)	(15,784)

Balance - June 30, 2019 (unaudited)	2,976,691	521,130	(784,978)	(263,848)

Net loss	—	—	(17,569)	(17,569)

Balance - September 30, 2019 (unaudited)	2,976,691	$521,130	$(802,547)	$(281,417)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(59,023)	$(34,876)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,121	(37,763)
Net cash used in operating activities	(50,902)	(72,639)

Cash Flows from Financing Activities:
Advances from related parties	67,695	—
Repayment of advances from related parties	(6,500)	—
Net cash provided by financing activities	61,195	—

Net Change in Cash	10,293	(72,639)
Cash – Beginning	684	73,573
Cash – Ending	$10,977	$934

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Liquidity and Going Concern

As of September 30, 2019, the Company had $10,977 in its operating bank accounts and a working capital deficit of $281,417.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. ADVANCES FROM RELATED PARTIES

During the nine months ended September 30, 2019, the Company has received an aggregate of $67,695 in advances from two of its directors to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $86,195 were outstanding as of September 30, 2019.

NOTE 4. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2019 and December 31, 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 2,976,691 ordinary shares issued and outstanding.

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

Results of Operations

As of September 30, 2019, our activity is focused on identifying a target company for a business combination.

For the three and nine months ended September 30, 2019, we had net loss of $17,569 and $59,023, respectively, which consisted of operating costs.

For the three and nine months ended September 30, 2018, we had a net loss of $10,823 and $34,876, respectively, which consisted of operating costs.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $10,977 and accounts payable and accrued expenses of $206,199.

For the nine months ended September 30, 2019, cash used in operating activities amounted to $50,902 resulting from net loss of $59,023 and changes in our operating assets and liabilities of $8,121.

For the nine months ended September 30, 2018, cash used in operating activities amounted to $72,639, resulting from a net loss of $34,876 and changes in our operating assets and liabilities, of $37,763.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: November 12, 2019	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)