Form 10-K
period 2019-12-31
Atlantic Alliance Partnership Corp.
filed 2020-03-27
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of March 27, 2020, there were 2,976,691 ordinary shares, no par value, of the registrant issued and outstanding.

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

(b) Holders

On March 27, 2020, there was one holder of record of our ordinary shares.

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

Results of Operations

As of December 31, 2019, our activity is focused on identifying a target company for a business combination.

For the year ended December 31, 2019, we had a net loss of $71,592, which consisted of operating costs.

For the year ended December 31, 2018, we had net income of $17,881, which consisted of the forgiveness of previously recorded professional fees of $101,514, offset by operating costs of $83,633.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $1,472 and accounts payable and accrued expenses of $209,263.

For the year ended December 31, 2019, cash used in operating activities amounted to $60,407 resulting from net loss of $71,592 and changes in our operating assets and liabilities of $11,185.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-10 comprising a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Iain H. Abrahams	59	Chief Executive Officer and Director
Jonathan Mitchell	39	Chief Financial Officer and Director
Mark Klein	57	Chairman of the Board of Directors
John Service	56	Director
Daniel Winston	57	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2019 there were no delinquent filers.

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

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March [__], 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

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

During the year ended December 31, 2019 and 2018, we received advances in the aggregate amount of $67,695 and $25,000, respectively, from two of our directors for working capital purposes. The advances are non-interest bearing, unsecured and due on demand.

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

Item 14 . Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled approximately $44,000 and $40,600, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2019 and 2018, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2019 and 2018.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2019 and 2018.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at http://www.sec.gov .

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2020	Atlantic Alliance Partnership Corp.

	By:	/s/ Iain Abrahams
Name: Iain Abrahams Title: Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Iain Abrahams	Chief Executive Officer and Director	March 27, 2020
Iain Abrahams	(Principal Executive Officer)

/s/ Jonathan Mitchell	Chief Financial Officer and Director	March 27, 2020
Jonathan Mitchell	(Principal Financial and Accounting Officer)

/s/ Mark Klein	Chairman of the Board of Directors	March 27, 2020
Mark Klein

/s/ John Service	Director	March 27, 2020
John Service

/s/ Daniel Winston	Director	March 27, 2020
Daniel Winston

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIC ALLIANCE PARTNERSHIP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Atlantic Alliance Partnership Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantic Alliance Partnership Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in shareholder’s deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2019 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 27, 2020

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Balance Sheets

	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$1,472	$684
TOTAL ASSETS	$1,472	$684

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$209,263	$198,078
Advances from related parties	86,195	25,000
TOTAL LIABILITIES	295,458	223,078

Commitments

Shareholder’s Deficit
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,976,691 shares issued and outstanding as of December 31, 2019 and 2018	521,130	521,130
Accumulated deficit	(815,116)	(743,524)
Total Shareholder’s Deficit	(293,986)	(222,394)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$1,472	$684

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Operations

	Years Ended December 31,
	2019	2018

Operating costs	$71,592	$83,633
Loss from operations	(71,592)	(83,633)

Other income:
Forgiveness of debt	—	101,514
Net (loss) income	$(71,592)	$17,881

Weighted average shares outstanding, basic and diluted	2,976,691	2,976,691
Basic and diluted net (loss) income per share	$(0.02)	$0.01

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statement of Changes in Shareholder’s Deficit

Years Ended December 31, 2019 and 2018

	Ordinary Shares		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2018	2,976,691	$521,130	$(761,405)	$(240,275)

Net loss	—	—	17,881	17,881

Balance - December 31, 2018	2,976,691	521,130	(743,524)	(222,394)

Net income	—	—	(71,592)	(71,592)

Balance - December 31, 2019	2,976,691	$521,130	$(815,116)	$(293,986)

The accompanying notes are an integral part of the financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(71,592)	$17,881
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Forgiveness of debt	—	(101,514)
Changes in operating assets and liabilities:
Account payable and accrued expenses	11,185	(14,256)
Net cash used in operating activities	(60,407)	(97,889)

Cash Flows from Financing Activities:
Advances from related parties	67,695	25,000
Repayment of advances from related parties	(6,500)	-
Net cash provided by financing activities	61,195	25,000

Net Change in Cash	788	(72,889)
Cash - Beginning	684	73,573
Cash - Ending	$1,472	$684

The accompanying notes are an integral part of these financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

All activity through December 31, 2019 related to the Company’s formation, its initial public offering (“Initial Public Offering”) (described below) and identifying a target company for a Business Combination.

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

Liquidity and Going Concern

As of December 31, 2019, the Company had $1,472 in its operating bank accounts and a working capital deficit of $293,986.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

(Loss) income per share

Basic (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. At December 31, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Related Party Advances

During the year ended December 31, 2019, the Company has received an aggregate of $67,695 in advances from two of its directors to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $86,195 and $25,000 were outstanding as of December 31, 2019 and 2018, respectively.

NOTE 5. FORGIVENESS OF DEBT

During the year ended December 31, 2018, two of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $101,514.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2019 and 2018, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2019 and 2018, there were 2,976,691 ordinary shares issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.