Form 10-Q
period 2020-06-30
Atlantic Alliance Partnership Corp.
filed 2020-08-12
CIK 1630940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, the registrant had 2,976,691 ordinary shares outstanding.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$10,920	$1,472
TOTAL ASSETS	$10,920	$1,472

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$200,590	$209,263
Advances from related parties	145,195	86,195
TOTAL LIABILITIES	345,785	295,458

Commitments

Shareholder’s Deficit
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 2,976,691 shares issued and outstanding as of June 30, 2020 and December 31, 2019	521,130	521,130
Accumulated deficit	(855,995)	(815,116)
Total Shareholder’s Deficit	(334,865)	(293,986)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$10,920	$1,472

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$12,405	$15,784	$40,879	$41,454
Net loss	$(12,405)	$(15,784)	$(40,879)	$(41,454)

Weighted average shares outstanding, basic and diluted	2,976,691	2,976,691	2,976,691	2,976,691
Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Accumulated	Total Shareholder’s
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2020	2,976,691	$521,130	$(815,116)	$(293,986)

Net loss	—	—	(28,474)	(28,474)

Balance - March 31, 2020	2,976,691	521,130	(843,590)	(322,460)

Net loss	—	—	(12,405)	(12,405)

Balance – June 30, 2020	2,976,691	$521,130	$(855,995)	$(334,865)

THREE SIX MONTHS ENDED JUNE 30, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2019	2,976,691	521,130	(743,524)	(222,394)

Net loss	—	—	(25,670)	(25,670)

Balance - March 31, 2019	2,976,691	521,130	(769,194)	(248,064)

Net loss	—	—	(15,784)	(15,784)

Balance – June 30, 2019	2,976,691	$521,130	$(784,978)	$(263,848)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(40,879)	$(41,454)
Changes in operating assets and liabilities:
Account payable and accrued expenses	(8,673)	28,879
Net cash used in operating activities	(49,552)	(12,575)

Cash Flows from Financing Activities:
Advances from related parties	59,000	19,695
Repayment of advances from related party	—	(6,500)
Net cash provided by financing activities	59,000	13,195

Net Change in Cash	9,448	620
Cash - Beginning	1,472	684
Cash - Ending	$10,920	$1,304

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

All activity through June 30, 2020 related to the Company’s formation, its initial public offering (“Initial Public Offering”) (described below) and identifying a target company for a Business Combination.

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

Liquidity and Going Concern

As of June 30, 2020, the Company had $10,920 in its operating bank accounts and a working capital deficit of $334,865.

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no amounts accrued for interest and penalties. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent accounting standards

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

Related Party Advances

Through June 30, 2020, the Company has received an aggregate of $145,195 in advances, of which $59,000 was advanced during the six months ended June 30, 2020, from two of its directors to be used for working capital purposes. The advances are non-interest bearing, unsecured and due on demand. Advances amounting to $145,195 and $86,195 were outstanding as of June 30, 2020 and December 31, 2019, respectively.

ATLANTIC ALLIANCE PARTNERSHIP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 5. SHAREHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2020 and December 31, 2019, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,976,691 ordinary shares issued and outstanding.

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

Results of Operations

As of June 30, 2020, our activity is focused on identifying a target company for a business combination.

For the three and six months ended June 30, 2020, we had net loss of $12,405 and $40,879, respectively, which consisted of operating costs of $12,405 and $40,879, respectively.

For the three and six months ended June 30, 2019, we had net loss of $15,784 and $41,454, respectively, which consisted of operating costs of $15,784 and $41,454, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $10,920 and accounts payable and accrued expenses of $200,590.

For the six months ended June 30, 2020, cash used in operating activities amounted to $49,552, resulting from a net loss of $40,879 and changes in our operating assets and liabilities of $8,673.

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

Recent accounting standards

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ATLANTIC ALLIANCE PARTNERSHIP CORP.

Date: August 12, 2020	/s/ Iain Abrahams
	Name:	Iain Abrahams
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020	/s/ Jonathan Mitchell
	Name:	Jonathan Mitchell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)